Form 10-Q
period 2000-09-30
TRENWICK AMERICA CORP
filed 2000-11-29
CIK 1127783

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2000.

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 for the transition
         period from                to
                     -------------      ----------------
Commission file number  0-31967

                          TRENWICK AMERICA CORPORATION

             (Exact name of registrant as specified in its charter)
                                  -------------
          Delaware                                               06-1087672
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              One Canterbury Green
                           Stamford, Connecticut 06901
               (Address of principal executive offices) (zip code)
                                  -------------

Registrant's telephone number, including area code: (203) 353-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                           Shares Outstanding
    Description of Class                               as of  November 28, 2000
------------------------------                        --------------------------
Common Stock - $1.00 par value                                     100

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q in the reduced disclosure format.

                          Trenwick America Corporation

                               Index To Form 10-Q



                          PART I FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
ITEM 1.          Unaudited Consolidated Financial Statements
                 Consolidated Balance Sheet
                 September 30, 2000 and December 31, 1999................... 3

                 Consolidated Statement of Operations and
                 Comprehensive Income Three Months and Nine Months
                 Ended September 30, 2000 and 1999.......................... 4

                 Consolidated Statement of Changes in Common Stockholders'
                 Equity Nine Months Ended September 30, 2000 and 1999....... 5

                 Consolidated Statement of Cash Flows
                 Nine Months Ended September 30, 2000 and 1999.............. 6

                 Notes to Consolidated Financial Statements................. 7

ITEM 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................18



                           PART II. OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K...........................25

Signatures..................................................................27

PART I   FINANCIAL INFORMATION
Item 1 - Financial Statements

                                            Trenwick America Corporation
                                             Consolidated Balance Sheet
                                 (Expressed in thousands of United States dollars)
                                                     Unaudited
                                                                    September 30,            December 31,
                                                                        2000                     1999
                                                                   ----------------        ------------------
Assets:
Debt securities available for sale at fair value
   (amortized cost: $1,010,864 and $1,131,124)                       $1,010,864                $1,119,914
Equity securities available for sale, at fair value
   (cost: $105,646 and $110,372)                                        105,646                   113,409
                                                                     -----------               -----------
Total investments                                                     1,116,510                 1,233,323

Cash and cash equivalents                                                83,771                    97,856
Accrued investment income                                                15,205                    17,853
Premiums in the course of collection                                    186,555                   128,615
Reinsurance recoverable balances, net                                   468,479                   391,554
Prepaid reinsurance premiums                                             68,633                    50,396
Deferred policy acquisition costs                                        36,891                    37,971
Net deferred income taxes                                                79,700                    71,234
Current income taxes receivable                                           1,261                    33,367
Deposits                                                                 21,222                    20,227
Due from affiliates                                                      61,568                    60,095
Goodwill                                                                 31,774                         -
Other assets                                                             52,729                    35,054
                                                                     -----------               -----------
Total assets                                                         $2,224,298                $2,177,545
                                                                     ===========               ===========

Liabilities:
Unpaid claims and claims expenses                                    $1,364,653                $1,344,168
Unearned premium income                                                 185,004                   174,042
Indebtedness                                                            263,593                   244,031
Due to affiliates                                                        28,681                    57,336
Other liabilities                                                        91,624                    33,486
                                                                     -----------               -----------
Total liabilities                                                     1,933,555                 1,853,063
                                                                     -----------               -----------

Minority interest:
Company-obligated mandatorily redeemable preferred
   capital securities of subsidiary trust holding solely junior
   subordinated debentures of Trenwick America Corporation               86,900                   110,000
                                                                     -----------               -----------

Common stockholder's equity:
Common stock, $1.00 par value; 1,000 shares authorized and 100
shares issued and outstanding                                                 -                         -
Additional paid in capital                                              116,441                    98,129
Retained earnings                                                        87,402                   123,101
Accumulated other comprehensive income (loss)                                 -                    (6,748)
                                                                     -----------               -----------

Total common stockholder's equity                                       203,843                   214,482
                                                                     -----------               -----------

Total liabilities, minority interest and common
stockholder's equity                                                 $2,224,298               $ 2,177,545
                                                                     ===========               ===========

        The accompanying notes are an integral part of these statements


                          Trenwick America Corporation
                    Consolidated Statement of Operations and
                              Comprehensive Income
                (Expressed in thousands of United States dollars)
                                    Unaudited

                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                            -----------------------------   --------------------------
                                                               2000             1999           2000            1999
                                                            ----------       ----------     ----------    ------------
Revenues:
Net premiums earned                                           $109,201         $36,780       $212,304        $117,301
Net investment income                                          15,315            6,696         51,850          23,680
Equity in net earnings of investees                               395                -          1,729               -
Net realized investment gains (losses)                          6,930            (409)          6,575           2,178
Other income (loss)                                             (111)               26          (340)             254
                                                            ----------       ----------     ----------      ----------
Total revenues                                                131,730           43,093        272,118         143,413
                                                            ----------       ----------     ----------      ----------

Expenses:
Claims and claims expenses incurred                           115,292           50,553        193,363          98,721
Policy acquisition costs                                       39,265           14,396         67,574          38,801
Underwriting expenses                                           4,244            4,670         14,606          10,726
General and administrative expenses                             8,789            1,667         14,193           3,829
Interest expense                                                5,800            1,256         16,758           3,833
Minority interest in subsidiary trust                           2,426            2,426          7,277           7,277
                                                            ----------       ----------     ----------      ----------
Total expenses                                                175,816           74,968        313,771         163,187
                                                            ----------       ----------     ----------      ----------

Loss before income taxes
   and extraordinary item                                    (44,086)         (31,875)       (41,653)        (19,774)
Income taxes                                                 (12,485)         (13,365)       (16,279)        (11,138)
                                                            ----------       ----------     ----------      ----------
Loss before extraordinary item                               (31,601)         (18,510)       (25,374)         (8,636)

Extraordinary loss on debt redemption,
   net of $445 income tax benefit                                   -                -            825               -
                                                            ----------       ----------     ----------      ----------
Net loss                                                    $(31,601)        $(18,510)      $(26,199)        $(8,636)
                                                            ==========       ==========     ==========      ==========
Comprehensive loss:
Net loss                                                    $(31,601)        $(18,510)      $(26,199)        $(8,636)
                                                            ----------       ----------     ----------      ----------
Other comprehensive income (loss):
   Unrealized investment gains (losses)                        13,508          (4,826)         11,439        (18,844)
   Less: reclassification adjustments for losses
   (gains) included in net income (loss)                      (4,504)              266        (4,274)         (1,416)
   Foreign currency translation adjustment                      (871)                -        (3,106)               -
                                                            ----------       ----------     ----------      ----------
Total other comprehensive income (loss)                         8,133          (4,560)          4,059        (20,260)
                                                            ----------       ----------     ----------      ----------
Comprehensive loss                                          $(23,468)        $(23,070)      $(22,140)       $(28,896)
                                                            ==========       ==========     ==========      ==========

        The accompanying notes are an integral part of these statements.


                                   Trenwick America Corporation
                               Consolidated Statement of Changes in
                                    Common Stockholder's Equity
                         (Expressed in thousands of United States dollars)
                                             Unaudited

                                                                            Nine Months Ended
                                                                              September 30,
                                                                        -----------------------------
                                                                           2000             1999
                                                                        ------------    -----------
Common stockholder's equity, beginning of period                           $214,482        $208,332

Common stock, $1.00 par value per share, and additional paid in capital:

Net capital contributions (withdrawals) from parent                        (15,790)           4,952

Adjustments related to September 27, 2000 purchase
   business combination                                                     34,102                -

Retained earnings:

Net loss                                                                   (26,199)          (8,636)

Dividends on common stock                                                   (9,500)         (39,000)

Accumulated other comprehensive income:

Unrealized gain (loss) on securities available for sale                      7,165          (20,260)

Foreign currency translation adjustment                                     (3,106)              -

Fair value adjustments related to purchase business combination              2,689               -
                                                                          ----------       ---------

Common stockholder's equity, end of period                                 $203,843        $145,388
                                                                          ==========       =========

        The accompanying notes are an integral part of these statements.


                                Trenwick America Corporation
                            Consolidated Statement of Cash Flows
                     (Expressed in thousands of United States dollars)
                                         Unaudited
                                                                       Nine Months Ended
                                                                         September 30,
                                                                   --------------------------
                                                                      2000           1999
                                                                   -----------    -----------
Cash flows for operating activities:
   Premiums collected                                                $202,844       $127,103
   Ceded premiums paid                                               (78,394)       (19,574)
   Claims and claims expenses paid                                  (270,072)      (126,710)
   Claims and claims expenses recovered                                55,876          7,971
   Underwriting expenses paid                                        (21,664)       (12,245)
                                                                    -----------    ----------

   Cash used for underwriting activities                            (111,410)       (23,455)

   Net investment income received                                      58,465         34,409
   Service and other income received, net of expenses                     305            141
   General and administrative expenses paid                          (14,193)        (3,829)
   Interest expense                                                  (24,781)       (12,279)
   Income taxes recovered                                              20,366          7,012
                                                                    -----------    ----------
   Cash provided by (used for) operating activities                  (71,256)          1,999
                                                                    -----------    ----------

Cash flows for investing activities:
   Purchases of debt securities                                     (242,009)       (97,748)
   Sales of debt securities                                           286,415         83,266
   Maturities of debt securities                                       75,727         50,164
   Purchases of equity securities                                    (33,859)       (15,451)
   Sales of equity securities                                          47,183          7,536
   Additions to premises and equipment                                (1,011)          (812)
                                                                    -----------    ----------
   Cash provided by investing activities                              132,446         26,955
                                                                    -----------    ----------

Cash flows for financing activities:
   Capital contributions (withdrawals) from parent                   (93,354)          7,500
   Issuance of long term debt                                          62,713              -
   Redemption of long term debt                                      (41,101)              -
   Loans from affiliates                                                5,967              -
   Dividends paid                                                     (9,500)       (39,000)
   Other, net                                                               -        (3,950)
                                                                    -----------    ----------
   Cash used for financing activities                                (75,275)       (35,450)
                                                                   -----------     ----------
Change in cash and cash equivalents                                  (14,085)        (6,496)
                                                                   -----------     ----------

Cash and cash equivalents, beginning of period                         97,856         30,762
                                                                   -----------     ----------
Cash and cash equivalents, end of period                              $83,771        $24,266
                                                                   ===========     ==========

        The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation

              Notes to Unaudited Consolidated Financial Statements

1.       Organization and Summary of Significant Accounting Policies

     Organization

     Trenwick America Corporation ("Trenwick America" or the "Company") is a holding company located in Stamford, Connecticut. Its principal operating subsidiaries, which underwrite specialty insurance and reinsurance, include Trenwick America Reinsurance Corporation ("Trenwick America Re"), Chartwell Insurance Company ("Chartwell Insurance"), The Insurance Corporation of New York ("INSCORP") and Dakota Specialty Insurance Company ("Dakota"). Trenwick America is a subsidiary of Trenwick (Barbados) Ltd., and its ultimate parent is Trenwick Group Ltd., which is a Bermuda holding company. Prior to September 27, 2000, Trenwick America's parent was Trenwick Group Inc., and its only operating subsidiary was Trenwick America Re.

     On October 27, 1999, Trenwick Group Inc. became the ultimate parent of Chartwell Insurance, INSCORP and Dakota through its acquisition of
     Chartwell Re Corporation ("Chartwell"). Effective December 19, 1999, Trenwick Group Inc. entered into an Agreement, Schemes of Arrangement and Plan of Reorganization with Trenwick Group Ltd., LaSalle Re Holdings Limited, and LaSalle Re Limited, which was amended and restated as of March 20, 2000 and amended as of June 28, 2000 (the "Business Combination Agreement"). Under the terms of the Business Combination Agreement, Trenwick Group Ltd., a newly formed company, acquired all of the assets and liabilities of Trenwick Group Inc. and all of the issued and outstanding common shares of LaSalle Re Holdings Limited and LaSalle Re Limited in exchange for Trenwick Group Ltd. common shares (the "Business Combination"). Trenwick Group Inc. then distributed the shares received from Trenwick Group Ltd. to its shareholders in a liquidating distribution. Substantially all of Trenwick Group Inc.'s assets and liabilities, were transferred from Trenwick Group Inc. to Chartwell Re Holdings Corporation immediately prior to the Business Combination. Chartwell Re Holdings
     Corporation then sold for fair value to Trenwick Group Inc. most of its United Kingdom and Bermuda subsidiaries. Immediately after the Business Combination, Chartwell Re Holdings Corporation merged with and into Trenwick America, with Trenwick America as the surviving corporation. As a result of such merger, Trenwick America acquired Chartwell Insurance, INSCORP and Dakota. The Business Combination and its related transactions were completed on September 27, 2000.

     Trenwick America Re, located in Stamford, Connecticut, reinsures property and casualty risks primarily written by U.S. insurance companies. Trenwick America Re underwrites treaty reinsurance. Trenwick America Re is domiciled in Connecticut and is licensed, authorized or approved to write reinsurance in all 50 states and the District of Columbia.

     Chartwell Insurance, located in Stamford, Connecticut, underwrote treaty reinsurance for casualty, property, marine and aviation risks prior to its acquisition by Trenwick Group Inc. Chartwell Insurance will be used by the Company to underwrite primary insurance in the future. Chartwell Insurance is domiciled in Connecticut and is licensed, authorized or approved to write insurance in 29 states and the District of Columbia.

     INSCORP, located in Jericho, New York, is a primary insurance company that develops property and casualty insurance programs through specialty production sources focusing on a specific line of business and geographic region. INSCORP is domiciled in New York and is licensed, authorized or approved to transact business in all 50 states, the District of Columbia and Canada.

     Dakota, located in Stamford, Connecticut, is an approved surplus lines insurer. It is licensed, authorized or approved to write insurance on a surplus lines basis in 34 states and the District of Columbia.

     Basis of Presentation

     As discussed in Note 2, the Business Combination has been treated as a purchase business combination with LaSalle Re Holdings Limited being treated as the acquiror for accounting purposes. Therefore, the assets and liabilities of Trenwick America have been adjusted to reflect their fair value, after consideration of the purchase price as of September 27, 2000. In addition, a portion of the goodwill resulting from the Business Combination has been pushed down to Trenwick America and is reflected in the consolidated balance sheet as of September 30, 2000.

     As a result of the reorganization described above, the United Kingdom and Bermuda subsidiaries of Trenwick Group Inc. were sold to Trenwick Group Ltd. and the remaining net liabilities of Trenwick Group Inc. (principally long term debt) were assumed by Trenwick America. The interim consolidated financial statements account for the reorganization at historical cost in a manner similar to a pooling of interests business combination. Accordingly, the accompanying financial statements of Trenwick America as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999 have been restated to reflect the combined operating results, cash flows, and financial position of the United States operations of Trenwick Group Inc. (comprised of Trenwick America, Chartwell Insurance, INSCORP, Dakota and the long term debt of Trenwick Group Inc. assumed by Trenwick America) for all periods in which the companies were under the common control of Trenwick Group Inc.

     The interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. applied on a basis consistent with prior periods. Certain items in the financial statements have been reclassified to conform with the 2000 presentation.

     The interim consolidated financial statements are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These interim statements should be read in conjunction with the 1999 audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick Group Inc. for the year ended December 31, 1999.

     Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investments and Cash Equivalents

     Trenwick America has classified all of its debt and equity securities as "available for sale" and reported them at fair value with net unrealized gains and losses included in other comprehensive income, net of related deferred income taxes. The fair value of debt and equity securities is estimated using quoted market prices or broker dealer quotes. Due to the Business Combination, the fair value of debt and equity securities at September 30, 2000 is the same as cost. Cash equivalents represent investments with maturities at date of purchase of three months or less and are carried at cost which approximates fair value.

     Investments in companies in which the Company has the ability to exercise significant influence over the operating and financial policies of the investees are accounted for under the equity method. In addition, limited partnerships in which the Company holds greater than 3% interest are accounted for under the equity method.

     Realized gains or losses on disposition of investments are determined on the basis of the specific identification method. Investment income consisting of dividends and interest, net of investment expenses, is recognized in income when earned. The amortization of premiums and accretion of discount for debt securities is computed utilizing the interest method. The effective yield utilized in the interest method is adjusted when sufficient information exists to estimate the probability and timing of prepayments on mortgage-backed and asset-backed securities. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security and that adjustment is included in net investment income.

     Revenues

     Insurance and reinsurance premiums are earned (net of reinsurance ceded) on a pro-rata basis over the related contract period. Unearned premium income represents the portion of premiums applicable to the unexpired portion of premium coverage with renewal dates later than year-end. Such reserves are computed by pro-rata methods for direct business and are established based on reports received from ceding companies for reinsurance. Premiums on contracts are accrued on an estimated basis throughout the term of such contracts. These estimates may change in the near term. Retrospectively rated and other experience rated reinsurance contracts are estimated and accrued for based on the difference between total costs before and after the experience under the contract (the with-and-without method). These estimates of experience to date are based on statistical data with subsequent adjustments recorded in the period in which they become known.

     Trenwick America previously recorded the interest on its funds held liabilities as ceded premiums. Following the consummation of the Business Combination and related reorganization described above, the Company adopted Trenwick Group Ltd.'s policy of classifying the imputed interest as an investment expense. Therefore, the imputed interest in the historical financial statements has been reclassified from ceded premiums to investment expense to conform with the new policy. This expense was approximately $9,090,000 and $8,047,000, for the nine months ended September 30, 2000 and 1999, respectively, and $3,389,000 and $3,850,000 for the three months ended September 30, 2000 and 1999, respectively.

     Deposits

     Reinsurance contracts that do not meet insurance accounting risk transfer requirements are classified as deposits. These deposits are treated as financing transactions and are credited or charged with interest income or expense according to contract terms.

     Policy Acquisition Costs

     Policy acquisition costs are stated net of policy acquisition costs ceded and primarily consist of commissions and brokerage expenses incurred at policy or contract issue date. These costs vary with, and are primarily related to, the acquisition of business and are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts after allowing for anticipated investment income.

     Reserve for Unpaid Claims and Claims Expenses

     Claims are recorded as incurred so as to match such costs with premiums over the contract periods. The amount provided for unpaid claims consists of any unpaid reported claims and estimates for incurred but not reported claims, net of salvage and subrogation. The estimates for claims incurred but not reported were developed based on the Company's historical claims experience and an actuarial evaluation of expected claims experience. Insurance liabilities are based on estimates and the ultimate liability may vary from such estimates. Any adjustments to these estimates are reflected in income when known.

     During the first nine months of 2000 the Company changed its estimates of unallocated loss adjustment expenses for Chartwell Insurance and INSCORP. The impact of this change was an increase to pre-tax income of $4.5 million ($2.9 million after-tax).

     Income Taxes

     Income taxes are provided based on income reported in the financial statements. Deferred income taxes are provided based on an asset and liability approach which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

     Premises and Equipment

     Premises and equipment, including leasehold improvements are included in other assets in the accompanying consolidated balance sheet and are recorded at cost and are amortized or depreciated using the straight-line method over their useful lives.

     Foreign Exchange

     The assets and liabilities of foreign operations whose functional currency is other than the U.S. dollar are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses of foreign operations are translated at the average exchange rates during the year. The effect of the translation adjustments for foreign operations, net of applicable deferred income taxes, is recorded as a cumulative translation adjustment in accumulated other comprehensive income within stockholders' equity. Investments denominated in foreign currencies are translated into the U.S dollar using the rate of exchange at the balance sheet date and unrealized gains and losses on translation, net of applicable deferred income taxes, are recorded to other comprehensive income. Foreign currency transaction gains and losses are included in other income.

2.   Acquisitions

     The Business Combination has been treated as a purchase business combination. For accounting purposes, the Business Combination resulted in LaSalle Re Holdings Limited being treated as the acquirer. Therefore, the assets and liabilities of Trenwick America have been adjusted to reflect their fair value, after consideration of the purchase price, as of September 27, 2000. In addition, a portion of the goodwill resulting from the Business Combination has been pushed down to Trenwick America and is reflected in the consolidated balance sheet. The purchase accounting adjustments include approximately $31,774,000 related to recording of goodwill from the Business Combination; and $15,015,000 related to decreasing the carrying value of Trenwick America's mandatorily redeemable preferred capital securities to their fair value, and other miscellaneous fair value adjustments.

     The merger of Chartwell Re Holdings Corporation with and into Trenwick America and the consequent acquisition of Chartwell Insurance, INSCORP and Dakota (collectively "Chartwell U.S.") by Trenwick America constituted a tax-free reorganization and has been accounted for at historical cost in a manner similar to a pooling of interests business combination. Accordingly, the historical financial statements of Trenwick America as of December 31, 1999 and for the three and nine months ended September 30, 2000 have been restated to reflect the combined operating results, cash flows and financial position of Trenwick America and Chartwell U.S. for all periods in which the companies were under the common control of Trenwick Group Inc. All intercompany balances that existed between Trenwick America and Chartwell Re Holdings Corporation prior to the Business Combination have been eliminated.

     The historical net premiums earned and net loss for Trenwick America, Chartwell U.S. and the combined companies for the nine months ended September 30, 2000 (reflected in the consolidated financial statements) and 1999 (pro forma) are presented below. The 1999 Chartwell U.S. and combined amounts are not reflected in the consolidated financial statements because Trenwick America and Chartwell U.S. did not come under common control until October 27, 1999.

                                     Nine Months Ended Nine Months Ended
                                  September 30, 2000        September 30, 1999
                                ---------------------      ---------------------
                                    (in thousands)            (in thousands)
Net premiums earned:
   Trenwick America                  $118,236                   $117,301
   Chartwell U.S.                      94,068                    122,877
                                ---------------------      ---------------------

   Combined                          $212,304                   $240,178
                                =====================      =====================

Net income (loss):
   Trenwick America                  $(24,534)                  $ (8,636)
   Chartwell U.S.                      (1,665)                     5,047
                                ---------------------      ---------------------
   Combined                          $(26,199)                  $ (3,589)
                                =====================      =====================


     The above unaudited pro-forma financial information is not necessarily indicative either of the results of operations that would have occurred had this transaction been consummated at the beginning of the periods presented or of future results of operations.

3.   Long-Term Debt

     Senior Notes

     On March 27, 1998 Trenwick Group Inc. completed an offering of $75,000,000 aggregate principal amount of 6.70% Senior Notes due April 1, 2003 (the "Senior Notes"). In conjunction with the Business Combination and related reorganization described in Note 1, Trenwick America assumed the obligations of Trenwick Group Inc. under the Senior Notes effective September 27, 2000. Interest is payable semi-annually on April 1 and October 1 of each year, which commenced on October 1, 1998. The Senior Notes are not subject to redemption prior to maturity. They are unsecured obligations and rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick America. Under the terms of the Senior Notes, Trenwick America is not restricted from incurring indebtedness, but is subject to limits on its ability to incur secured indebtedness for borrowed money.

     Mandatorily Redeemable Preferred Capital Securities

     On January 28, 1997, Trenwick Group Inc. purchased all of the outstanding common securities ("Common Securities") of Trenwick Capital Trust I, a Delaware statutory business trust (the "Trust"), at par value of $3,403,000. The Trust then issued $110,000,000 of 8.82% Subordinated Capital Income Securities ("Capital Securities") through a private placement. The Trust invested the proceeds from the Common Securities and Capital Securities in 8.82% Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") that were issued by Trenwick Group Inc. and have an aggregate principal amount of $113,403,000. In connection with the Business Combination and related reorganization described in Note 1, Trenwick America acquired the Common Securities of the Trust from Trenwick Group Inc. and assumed the obligations of Trenwick Group Inc. under the Junior Subordinated Debentures.

     The Trust was formed for the sole purpose of issuing the Capital Securities and the Common Securities, investing the proceeds thereof in the Junior Subordinated Debentures and making distributions to the holders of the Capital Securities. The Capital Securities mature on February 1, 2037; require preferential cumulative cash distributions at an annual rate of 8.82%, payable semi-annually on February 1 and August 1 (beginning August 1, 1997) from the payment of interest on the Junior Subordinated Debentures; and are guaranteed by Trenwick America, within certain limits, as to the payment of distributions and liquidation or redemption payments. They are subject to mandatory redemption: (i) in whole but not in part at maturity, upon repayment of the Junior Subordinated Debentures, at a redemption price equal to the greater of the principal amount plus accrued and unpaid interest; (ii) in whole but not in part at any time, contemporaneously with the optional prepayment of the Junior Subordinated Debentures upon the occurrence and continuation of certain events, at a redemption price equal to the greater of the principal amount or the present value of principal and interest payable to February 1, 2007, plus accrued and unpaid interest and possible additional sums; and (iii) in whole or in part, after February 1, 2007, contemporaneously with the optional prepayment of the Junior Subordinated Debentures, at a redemption price equal to the principal amount plus accrued and unpaid interest and possible additional sums. Upon the occurrence and continuation of an event of default with respect to the Junior Subordinated Debentures, the Capital Securities shall have a preference over the Common Securities. Upon the occurrence of an event of default with respect to the Junior Subordinated Debentures which is attributable to Trenwick America's failure to make required payments or with respect to Trenwick America's guarantee, the holders of the Capital Securities may institute a direct action against Trenwick America. In accordance with their terms, the Capital Securities were subsequently exchanged for fully registered Capital Securities, which are not subject to restrictions on transfer.

     Senior Credit Facilities

     On September 27, 2000, Trenwick America and Trenwick Holdings Limited ("Trenwick Holdings") another subsidiary of Trenwick Group Ltd., entered into an amended and restated $490,000,000 credit agreement with various lending institutions, The Chase Manhattan Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and Fleet National Bank, as Documentation Agent (the "Credit Facility"). In conjunction with the Business Combination, the Credit Facility was amended and restated to provide for Trenwick America to be the primary obligor with respect to the revolving credit facility and for Trenwick Holdings to be the primary obligor with respect to the letter of credit facility. Trenwick America is a guarantor of Trenwick Holdings' obligations under the Credit Facility and Trenwick Group Ltd. is a guarantor of both Trenwick America and Trenwick Holdings' obligations under the Credit Facility. LaSalle Re Holdings Limited is a guarantor of Trenwick Group Ltd.'s obligations under the Credit Facility.

     The Credit Facility provides for a $260,000,000, 364 day revolving credit facility with an option to pay any outstanding borrowings over the four years following the expiration of the 364 day period. In addition, the Credit Facility provides for a $230,000,000 five year, Lloyd's letter of credit facility. The applicable interest rate on borrowings under the Credit Facility is currently 1.3% above the London Interbank Offered Rate or The Chase Manhattan Bank prime commercial lending rate. At the end of the revolving period, all outstanding revolving loans will, at the option of Trenwick America, convert to a four-year term loan facility, subject to scheduled principal amortization over the four-year period in accordance with the following schedule:

                     Repayment Date                     Percentage to be Repaid
                     --------------                     -----------------------
                     June 30, 2002                              10.0%
                     December 31, 2002                          12.5%
                     June 30, 2003                              12.5%
                     December 31, 2003                          15.0%
                     June 30, 2004                              15.0%
                     December 31, 2004                          17.5%
                     September 27, 2005                         17.5%

     In addition, Trenwick America is obligated under the Credit Facility to repay a portion or all of the revolving credit facility or term loan facility in the event of equity issuances, asset sales and debt issuances by Trenwick Group Ltd. or its subsidiaries. As of September 30, 2000, Trenwick America had $157,214,000 of revolving loans outstanding, the proceeds of which were previously used to retire a prior syndicated debt facility.

     The letter of credit portion of the Credit Facility of $230,000,000 is available in U.S. Dollars or Pounds Sterling and may only be issued for the account of Lloyd's to support the syndicate participations of Trenwick Holdings' subsidiaries. The unsecured letters of credit are in force for five years. An interest rate margin, which is currently 1.3%, is charged on an annual basis on the utilized portion of the facility, which is currently $215,231,000. A commitment fee, which is currently .25%, is charged on the unused portion of the letter of credit portion of the Credit Facility.

     The Credit Facility contains general covenants and restrictions as well as financial covenants relating to, among other things, minimum interest coverage, debt to capital leverage, minimum earned surplus and tangible net worth. As of September 30, 2000, the Company is in compliance with the Credit Facility covenants.

     Contingent Interest Notes

     In conjunction with the 1999 acquisition of Chartwell Re Corporation ("Chartwell"), Trenwick America assumed all of the obligations under the Contingent Interest Notes due June 30, 2006 (the "CI Notes"), which were originally issued by Piedmont Management Company Inc. ("Piedmont"), INSCORP's former parent, to its stockholders just prior to its acquisition by Chartwell in 1995. In conjunction with the Business Combination, Trenwick America assumed the obligation of Trenwick Group Inc. under the CI Notes effective September 27, 2000.

     The CI Notes were issued immediately prior to Chartwell's acquisition of Piedmont to protect Chartwell against the possibility of adverse development of INSCORP's reserves for losses and loss adjustment expenses and long-tail casualty exposures. The CI Notes were issued in an aggregate principal amount of $1,000,000, with principal accruing interest at a rate of 8% per annum, compounded annually. Such interest will not be payable until maturity or earlier redemption of the CI Notes. In addition, the CI Notes entitle the holders thereof to receive at maturity, in proportion to the principal amount of the CI Notes held by them, an aggregate of from $10,000,000 up to $55,000,000 in contingent interest. Settlement of the CI Notes may be made by payment of cash or, under certain specified conditions, by delivery of shares of the Company's common stock. The CI Notes mature on June 30, 2006.

     At September 30, 2000, the CI Notes are recorded at the present value of the amount which is reasonably determined to be payable at maturity. The Company believes that INSCORP's reserves for loss and loss adjustment expenses as of September 30, 2000 are an appropriate estimate of projected ultimate losses and loss adjustment expenses to be paid and therefore, at this time, the amount of contingent interest on the CI Notes presently expected to be paid at maturity is $51,771,000. The CI Notes contain covenants, which relate to the maintenance of certain records and limitations on certain indebtedness. As of September 30, 2000 the Company is in compliance with those covenants.

     Future Minimum Payments

     Future minimum payments on long-term debt as of September 30, 2000, assuming repayment in full of the revolving credit portion of the Credit Facility at the end of its one year term, are as follows (in thousands):

                              2001............................      $157,214
                              2003............................        75,000
                              2006............................        51,771
                                                                   ----------

                              Total...........................      $283,985
                                                                   ==========

     Restrictions on Certain Payments within Trenwick America

     Because Trenwick America's operations are conducted through its operating subsidiaries, Trenwick America is dependent upon the ability of its operating subsidiaries to transfer funds, principally in the form of cash dividends, tax reimbursements and other statutorily permissible payments. In addition to general legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, Trenwick America's insurance subsidiaries are subject to further regulations that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations. Management believes that current levels of cash flow from operations and assets held at the holding company level, together with receipt of dividends from Trenwick America's operating subsidiaries, will provide Trenwick America with sufficient liquidity to meet its operating needs in the short term (over the next 12 months).

4.   Commitments and Contingencies

     INSCORP has a $2,802,000 letter of credit to support the participation in Riverside Underwriters, plc. This standby letter of credit is in force for five years, and provides capital to participate in certain Lloyd's syndicates for the 1996 to 2000 underwriting years of account.

     Limited Partnership Investment

     Chartwell Insurance has committed to invest $15,000,000 in a private equity fund, High Ridge Capital Limited Partnership, which makes investments in the insurance industry. The Company contributed a total of $13,508,000 to this fund as of September 30, 2000.

     Operating Lease Agreements

     Trenwick America leases office space under non-cancelable operating leases which expire at various dates through 2015. Trenwick America's future minimum lease commitments as of September 30, 2000 are as follows:

                              2001.................................  $1,480,510
                              2002.................................   1,482,150
                              2003.................................   1,549,091
                              2004.................................   1,597,200
                              2005.................................   1,562,154
                              2006 and thereafter..................   3,950,232

     Total office rent expense for the nine months ended September 30, 2000 and 1999 was $1,419,000 and $1,030,000, respectively.

     Litigation

     The Company is party to various legal proceedings arising in the normal course of its business. The Company does not believe that the eventual outcome of any such proceeding will have a material effect on its financial condition or results of operations or cash flows. The Company's subsidiaries are regularly engaged in the investigation and the defense of claims arising out of the conduct of their business. Pursuant to the Company's insurance and reinsurance arrangements, disputes are generally required to be settled by arbitration.

5.   Reinsurance

     Trenwick   America   purchases   reinsurance  to  reduce  its  exposure  to
     catastrophe  losses  and  other  large  losses  in all  lines of  business.
     Trenwick America, however, remains liable in the event that its retrocessionaires do not meet their contractual obligations. The effects of reinsurance on premiums written and premiums earned are as follows (in thousands):

                       Three Months Ended       Three Months Ended        Nine Months Ended         Nine Months Ended
                       September 30, 2000       September 30, 1999        September 30, 2000        September 30, 1999
                       ------------------       ------------------        ------------------        ------------------

                      Written      Earned      Written      Earned       Written      Earned       Written      Earned
                      -------      ------      -------      ------       -------      ------       -------      ------
Direct                  51,342      58,843            -           -      143,324      165,899            -            -

Assumed                 83,586      78,779       54,745      56,918      246,659      125,256      170,165      161,602

Ceded                  (41,847)    (28,421)     (21,288)    (20,138)    (181,140)     (78,851)     (44,925)     (44,301)
                       --------    --------     --------    --------    ---------     --------     --------     --------

Net Premiums            93,081     109,201       33,457      36,780      208,843      212,304      125,240      117,301
                       ========    ========     ========    ========    =========     ========     ========     ========

     The Company recorded ceded claims and claims expenses incurred of $30,356,000 for the three months ended September 30, 2000 and $124,951,000 for the nine months ended September 30, 2000. The cessions made in the first nine months of 2000 include $19,625,000 ceded to an adverse development reinsurance cover purchased by Chartwell on behalf of its shareholders as a precondition to and concurrent with its acquisition by Trenwick Group Inc.

6.   Stockholder's Equity

     Common Shares

     Trenwick America has 1,000 shares of $1.00 par value common shares authorized, 100 shares of which are outstanding. All of the outstanding shares of Trenwick America are held by Trenwick (Barbados) Ltd.

     Dividends declared and paid by Trenwick America during the nine months ended September 30, 2000 were $9,500,000.

7.   Segment Reporting

     Trenwick America's reportable segments are based on the Company's method of internal reporting, which segregates its business by type of product offered.  Trenwick  America  has  two  reportable  business  segments:  (1)
     Trenwick America Re and (2) Canterbury Financial Group Inc. Trenwick America Re underwrites treaty reinsurance of property and casualty risks primarily written by U.S. insurance companies. Trenwick America Re includes reinsurance business of Chartwell Insurance and its subsidiaries since its acquisition on October 27, 1999. Canterbury Financial Group Inc. underwrites specialty insurance in the United States through its subsidiaries, Chartwell Insurance, INSCORP and Dakota.

                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                             ----------------------------     -------------------------
                                                                2000             1999           2000            1999
                                                             ------------      ----------     ----------      ---------
                                                                                    (in thousands)
Net premiums earned:
Trenwick America Re                                            97,165           36,780        179,496         117,301
Canterbury Financial Group                                     12,036                -         32,808               -
                                                             ----------       ----------     ----------      ----------
                                                              109,201           36,780        212,304         117,301

Total revenues:
Trenwick America Re                                           115,885           43,093        229,379         143,413
Canterbury Financial Group                                     15,067                -         39,671               -
Unallocated                                                       778                -          3,068               -
                                                             ----------       ----------     ----------      ----------
                                                              131,730           43,093        272,118         143,413

Underwriting loss:
Trenwick America Re                                          (47,152)         (32,839)       (59,858)        (30,947)
Canterbury Financial Group                                    (2,448)               -         (3,381)              -
                                                             ----------       ----------     ----------      ----------
                                                             (49,600)         (32,839)       (63,239)        (30,947)

Loss before income taxes
   and extraordinary item:
Trenwick America Re                                          (28,841)         (28,193)       (10,196)         (8,728)
Canterbury Financial Group                                       584                -          3,483               -
Unallocated - interest expense                                (6,955)          (3,682)       (20,867)        (11,046)
Unallocated - other                                           (8,874)                -       (14,073)               -
                                                             ----------       ----------     ----------      ----------
                                                             (44,086)         (31,875)       (41,653)        (19,774)



Item 2 -
                      Management's Discussion and Analysis
                           of Financial Condition and
                              Results Of Operations

The following discussion highlights material factors affecting our results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes included herein. The registrant meets the conditions set forth in the General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore omitting certain information otherwise required by Item 2.

Overview

Trenwick America Corporation ("Trenwick America" or the "Company") is a holding company located in Stamford, Connecticut. Its principal operating subsidiaries, which underwrite specialty insurance and reinsurance, include Trenwick America Reinsurance Corporation ("Trenwick America Re"), Chartwell Insurance Company ("Chartwell Insurance"), The Insurance Corporation of New York ("INSCORP") and Dakota Specialty Insurance Company ("Dakota"). Trenwick America is a subsidiary of Trenwick (Barbados) Ltd., and its ultimate parent is Trenwick Group Ltd., which is a Bermuda holding company. Prior to September 27, 2000, Trenwick America's parent was Trenwick Group Inc., and its only operating subsidiary was Trenwick America Re.

On October 27, 1999, Trenwick Group Inc. became the ultimate parent of Chartwell Insurance, INSCORP and Dakota through its acquisition of Chartwell Re Corporation. Effective December 19, 1999, Trenwick Group Inc. entered into an Agreement, Schemes of Arrangement and Plan of Reorganization with Trenwick Group Ltd., LaSalle Re Holdings Limited, and LaSalle Re Limited, which was amended and restated as of March 20, 2000 and amended as of June 28, 2000 (the "Business Combination Agreement"). Under the terms of the Business Combination Agreement, Trenwick Group Ltd., a newly formed company, acquired all of the assets and liabilities of Trenwick Group Inc. and all of the issued and outstanding common shares of LaSalle Re Holdings Limited and LaSalle Re Limited in exchange for Trenwick Group Ltd. common shares (the "Business Combination"). Trenwick Group Inc. then distributed the shares received from Trenwick Group Ltd. to its shareholders in a liquidating distribution. Substantially all of Trenwick Group Inc.'s assets and liabilities, were transferred from Trenwick Group Inc. to Chartwell Re Holdings Corporation immediately prior to the Business Combination. Chartwell Re Holdings Corporation then sold for fair value to Trenwick Group Inc. its United Kingdom and Bermuda subsidiaries. Immediately after the Business Combination, Chartwell Re Holdings Corporation merged with and into Trenwick America, with Trenwick America as the surviving corporation. As a result of such merger, Trenwick America acquired Chartwell Insurance, INSCORP and Dakota. The Business Combination and its related transactions were completed on September 27, 2000.

Trenwick America Re, located in Stamford, Connecticut, reinsures property and casualty risks primarily written by U.S. insurance companies. Trenwick America Re underwrites treaty reinsurance. Trenwick America Re is domiciled in Connecticut and is licensed, authorized or approved to write reinsurance in all 50 states and the District of Columbia.

Chartwell Insurance, located in Stamford, Connecticut, underwrote treaty reinsurance for casualty, property, marine and aviation risks prior to its acquisition by the Company. Chartwell Insurance will be used by the Company to underwrite primary insurance in the future. Chartwell Insurance is domiciled in Connecticut and is licensed, authorized or approved to write insurance in 29 states and the District of Columbia.

INSCORP, located in Jericho, New York, is a primary insurance company that develops property and casualty insurance programs through specialty production sources focusing on a specific line of business and geographic region. INSCORP is domiciled in New York and is licensed, authorized or approved to transact business in all 50 states, the District of Columbia and Canada.

Dakota, located in Stamford, Connecticut, is an approved surplus lines insurer. It is licensed, authorized or approved to write insurance on a surplus lines basis in 34 states and the District of Columbia.

All of Trenwick America's principal operating units are rated A (Excellent) by A.M. Best Company and have been assigned a financial strength rating of A+ by Standard and Poor's.

Acquisitions

LaSalle Re Holdings Limited

On September 27, 2000 Trenwick Group Inc., LaSalle Re Holdings Limited, LaSalle Re Limited and Trenwick Group Ltd. completed the Business Combination with shareholders of Trenwick Group Inc., LaSalle Re Holdings Limited and LaSalle Re Limited receiving shares in Trenwick Group Ltd. on a one-for-one basis. The Business Combination was accounted for as a purchase of Trenwick Group Inc. and the outstanding minority interest of LaSalle Re Limited by LaSalle Re Holdings Limited. Therefore, the assets and liabilities of Trenwick America have been adjusted to reflect their fair value, after consideration of the purchase price, as of September 27, 2000. In addition, a portion of the goodwill resulting from the Business Combination has been pushed down to Trenwick America and is reflected in the consolidated balance sheet. The purchase accounting adjustments include approximately $31,774,000 related to the recording of goodwill from the Business Combination, $15,015,000 related to decreasing the carrying value of Trenwick America's mandatorily redeemable preferred capital securities, and other miscellaneous fair value adjustments.

The merger of Chartwell Re Holdings Corporation with and into Trenwick America and the consequent acquisition of Chartwell Insurance, INSCORP and Dakota
(collectively "Chartwell U.S.") by Trenwick America constituted a tax-free reorganization and has been accounted for at historical cost in a manner similar to a pooling of interests business combination. Accordingly, the historical financial statements of Trenwick America as of December 31, 1999 and for the three and nine months ended September 30, 2000 have been restated to reflect the combined operating results, cash flows and financial position of Trenwick America and Chartwell U.S. for all periods in which the companies were under the common control of Trenwick Group Inc. All intercompany balances that existed between Trenwick America and Chartwell Re Holdings Corporation prior to the Business Combination have been eliminated.

Chartwell Re Corporation

On October 27, 1999, Trenwick Group Inc. became the ultimate parent of Chartwell Insurance, INSCORP and Dakota through the merger of Chartwell Re Corporation with and into Trenwick Group Inc. This acquisition was recorded using the purchase method of accounting and, accordingly, the consolidated financial statements of Trenwick America include the results of Chartwell U.S. from October 27, 1999, the date of the acquisition. Consequently, the financial results presented for 1999 are not directly comparable to the financial results presented for 2000.

Results of Operations Nine Months Ended September 30, 2000 and 1999

Net Premiums Earned

Net premiums earned for the nine months ended September 30, 2000 were $212.3 million, compared to $117.3 million in 1999, an 81.0% increase. The increase was due to the inclusion of the premiums generated by Chartwell U.S. for the nine months ended September 30, 2000.

Net Investment Income

Trenwick America's net investment income was $51.9 million in the first nine months of 2000 compared to $23.7 million in 1999. Pre-tax yields on Trenwick America's invested assets, excluding equity securities, were 6.5% in the first nine months of 2000 compared to 5.9% in the first nine months of 1999. These increases were due to the inclusion of the results of Chartwell U.S. for the nine months ended September 30, 2000.

Equity in Net Earnings of Investees and Other Income (Loss)

For the nine months ended September 30, 2000 and 1999, equity in earnings of investees combined with other income (loss) was $1.4 million and $0.3 million, respectively. The increase was due to the inclusion of the results of Chartwell U.S. for the nine months ended September 30, 2000.

Net Realized Investment Gains (Losses)

Trenwick America realized net investment gains of $6.6 million for the nine months ended September 30, 2000 compared to realized net investment gains of $2.2 million for the same period in 1999. The increase was due to gains recognized on the sale of equity securities during the third quarter of 2000.

Claims and Claims Expenses Incurred

Trenwick America's principal expense, claims and claims expenses incurred, was $193.4 million for the nine months ended September 30, 2000, a 95.9% increase compared to $98.7 million for the comparable period in 1999. The increase was primarily due to the inclusion of the results of Chartwell U.S. for the nine months ended September 30, 2000 as well as to approximately $17.0 million of adverse development recorded during the nine months ended September 30, 2000. Claims and claims expenses incurred expressed as a percentage of net earned premiums (the claims and claims expense ratio) increased to 91.1% for the nine months ended September 30, 2000 from 84.2% for the same period in 1999. This increase is attributed to the adverse development recorded during the nine months ended September 30, 2000 as noted above as well as to the effect of Trenwick America Re's aggregate excess of loss reinsurance cessions in 1999 and the absence of such ceded reinsurance for 2000.

Policy Acquisition Costs

Policy acquisition costs, which vary directly with premium volume and consist primarily of commissions paid to ceding companies and agents and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $67.6 million for the nine months ended September 30, 2000, compared to $38.8 million for the same period in 1999. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition ratio) decreased to 31.8% in the first nine months of 2000 from 33.1% in the same period in 1999. The increase in policy acquisition costs and the decrease in the acquisition ratio are attributed to the inclusion of the primary insurance business of Chartwell U.S. for the nine months ended September 30, 2000.

Underwriting Expenses

In the first three quarters of 2000, Trenwick America recorded underwriting expenses of $14.6 million compared to $10.7 million in the same period in 1999. Underwriting expenses increased due to the inclusion of the results of Chartwell U.S. in the first three quarters of 2000. Trenwick America recorded an underwriting loss, which is net earned premiums less claims and claims expenses incurred, policy acquisition costs and underwriting expenses, of $63.2 million in the nine months ended September 30, 2000 compared to an underwriting loss of $30.9 million in the same period in 1999.

General and Administrative Expenses

General and administrative expenses, were $14.2 million for the nine months ended September 30, 2000 compared to $3.8 million for the same period in 1999. The increase was due to the inclusion of the results of Chartwell U.S. for the nine months ended September 30, 2000, as well as non-recurring expenses related to the continued integration of Chartwell U.S. into the Company.

Interest Expense

Trenwick America's interest expense was $16.8 million for the first three quarters of 2000 compared to $3.8 million for the first three quarters of 1999. The increase was due to additional borrowings under the Company's bank credit facility during the nine months ended September 30, 2000.

Loss Before Income Taxes and Extraordinary Item

Trenwick America generated a net loss before income taxes and extraordinary items of $41.7 million for the nine months ended September 30, 2000 compared to a net loss of $19.8 million for the same period in 1999. The increase is attributed to the reasons noted above.

Income Taxes

The income tax benefit for the nine months ended September 30, 2000 was $16.3 million compared with an income tax benefit of $11.1 million for the same period in 1999.

Extraordinary Item, Net of Income Tax

Trenwick America recognized a net after-tax extraordinary loss of $0.8 million for the nine months ended September 30, 2000 for the redemption of debt.

Net Loss

For the reasons set forth above, Trenwick America generated a net loss of $26.2 million for the nine months ended September 30, 2000 compared with a net loss of $8.6 million for the comparable 1999 period.

Safe Harbor Disclosure

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Trenwick America sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, made by or on behalf of Trenwick America in this Quarterly Report on Form 10-Q and in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of Trenwick America and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have," and similar expressions.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause Trenwick America's results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

- Changes in the level of competition in the domestic and international reinsurance or primary insurance markets that affect the volume or profitability of Trenwick America's property/casualty business. These changes include, but are not limited to, changes in the intensity of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors;

- Changes in the demand for reinsurance, including changes in ceding companies' risk retentions and changes in the demand for excess and surplus lines insurance coverages;

- The ability of Trenwick America to execute its strategies in its property/ casualty operations;

- Catastrophe losses in Trenwick America's domestic and international property/casualty businesses;

- Adverse development on property/casualty claims and claims expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability or new insurance and reinsurance contract interpretations;

- Changes in inflation that affect the profitability of Trenwick America's current property/casualty business or the adequacy of its property/casualty claims and claims expense liabilities and policy benefit liabilities related to prior years' business;

-    Changes   in     Trenwick    America's   property/casualty   retrocessional
     arrangements;

- Lower than estimated retrocessional or reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of Trenwick America's retrocessionaires or reinsurers;

-    Increases in interest rates,  which may cause a  reduction  in  the  market
     value  of  Trenwick   America's  fixed  income  portfolio, And  its  common
     shareholders' equity;

- Decreases in interest rates which may cause a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales or maturities of existing investments;

-    A decline in the value of Trenwick America's equity investments;

-    Changes in the composition of Trenwick America's investment portfolio;

-    Credit losses on Trenwick America's investment portfolio;

- Adverse results in litigation matters, including, but not limited to, litigation related to environmental, asbestos and other potential mass tort claims;

-    The impact of mergers and acquisitions;

-    Gains or losses related to changes in foreign currency exchange rates; and

-    Changes in Trenwick America's capital needs.

In addition to the factors outlined above that are directly related to Trenwick America's businesses, Trenwick America is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

The facts set forth above should be considered in connection with any forward-looking statement contained in this Quarterly Report. The important factors that could affect such forward-looking statements are subject to change, and Trenwick America does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note Trenwick America intends to avail itself of the safe harbor from liability with respect of forward-looking statements provided by Section 27A and Section 21E referred to above.

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

    3.1 Certificate of Incorporation of Trenwick America Corporation. Incorporated by reference to Exhibit 3.1 to Trenwick America Corporation's Current Report on Form 8-K filed on November 16, 2000 (File No. 0-31967).

    3.2 By-laws of Trenwick America Corporation. Incorporated by reference to Exhibit 3.2 to Trenwick America Corporation's Current Report on Form 8-K filed on November 16, 2000 (File No. 0-31967).

    4.1       (a) Indenture,  dated  as  of January 31, 1997,  between  Trenwick
                  Group Inc. and The Chase Manhattan Bank, as Trustee, with respect to the 8.82% Junior Subordinated Deferrable Interest Debentures. Incorporated by reference to Exhibit 4.2(a) to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-14737).

    4.1       (b) Amended  and  Restated  Declaration  of Trust of Trenwick
                  Capital Trust I, dated as of January 31, 1997. Incorporated by reference to Exhibit 4.2(b) to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-14737).

    4.1       (c) Exchange Capital Securities  Guarantee  Agreement dated  as of
                  July 25, 1997, between Trenwick and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.7 to Trenwick Group Inc.'s Registration Statement on Form S-4 (File No. 333-28707).

    4.2 First Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America Corporation and The Chase Manhattan Bank, as Trustee, with respect to the 8.82% Junior Subordinated Deferrable Interest Debentures. Incorporated by reference to Exhibit 4.2 to Trenwick America Corporation's Current Report on Form 8-K filed on November 16, 2000 (File No. 0-31967).

    4.3 Indenture, dated as of March 27, 1998, between Trenwick Group Inc. and The First National Bank of Chicago, as Trustee, with respect to the 6.7% Senior Notes due April 1, 2003. Incorporated by reference to
           Exhibit 4.2 to Trenwick Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-15389).

    4.4 First Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America Corporation, and Bank One Trust Company, N.A., as successor to First National Bank of Chicago, as Trustee, with respect to the 6.7% Senior Notes due April 1, 2003. Incorporated by reference to Exhibit 4.4 to Trenwick America Corporation's Current Report on Form 8-K filed on November 16, 2000 (File No. 0-31967).

    4.5 Indenture, dated as of December 1, 1995, between Piedmont Management Company Inc. and Fleet Bank, as Trustee, for the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.5 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

    4.6 First Supplemental Indenture, dated as of December 13, 1995, among Piedmont Management Company, Chartwell Re Corporation and Fleet Bank, as Trustee under the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.6 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

    4.7 Second Supplemental Indenture, dated as of October 27, 1999, among Chartwell Re Corporation, Trenwick Group Inc. and State Street Bank and Trust Company, as successor to Fleet Bank, as Trustee, with respect to the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.7 to Trenwick America Corporation's Current Report on Form 8-K filed on November 16, 2000 (File No. 0-31967).

    4.8 Third Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America Corporation and State Street Bank and Trust Company, as successor to Fleet Bank, as Trustee under the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.8 to Trenwick America Corporation's Current Report on Form 8-K filed on November 16, 2000 (File No. 0-31967).

    10.1 Credit Agreement, dated as of November 24, 1999 and Amended and Restated as of September 27, 2000, among Trenwick America Corporation, Trenwick Holdings Limited, various lending institutions, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and Chase Manhattan Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Trenwick Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-16089).

    27.1   Financial Data Schedule.

    (b)    Reports on Form 8-K

    Trenwick America Corporation did not file any Reports on Form 8-K during the quarter ended September 30, 2000.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 29, 2000                  TRENWICK AMERICA CORPORATION
         -----------------                  -----------------------------
                                            (Registrant)


                                            /s/ Stephen H. Binet
                                            ------------------------------------
                                            Stephen H. Binet
                                            President & Chief Executive Officer


                                            /s/ Alan L. Hunte
                                            ------------------------------------
                                            Alan L. Hunte
                                            Executive Vice President and
                                            Chief Financial Officer