Form 10-K
period 2000-12-31
TRENWICK AMERICA CORP
filed 2001-04-02
CIK 1127783

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 2000.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period __________________ to __________________.

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

                One Canterbury Green, Stamford, Connecticut 06901
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 203-353-5500

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_|   No |X|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

     There was no voting stock held by non-affiliates of the registrant on March 12, 2001.

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

                Class                      Outstanding at March 12, 2001
                -----                      -----------------------------
    Common Stock, $1.00 par value                        100

The registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K in the reduced disclosure format.

                          TRENWICK AMERICA CORPORATION

                                Table of Contents

                                                                           Page
Item                                                                      Number
                                     PART I

   1.  Business  ...........................................................  1
   2.  Properties  .........................................................  3
   3.  Legal Proceedings  ..................................................  3
   4.  Submission of Matters to a Vote of Security Holders  ................  3

                                     PART II

   5.  Market for the Corporation's Common Stock and Related Stockholder
       Matters  ............................................................  3
   6.  Selected Financial Data  ............................................  4
   7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operation  ...............................................  4
   7a. Quantitative and Qualitative Disclosures About Market Risk........... 11
   8.  Financial Statements and Supplementary Data  ........................ 11
   9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure  ............................................... 11

                                    PART III

  10.  Directors and Executive Officers  ................................... 12
  11.  Executive Compensation  ............................................. 12
  12.  Security Ownership of Certain Beneficial Owners and Management  ..... 12
  13.  Certain Relationships and Related Transactions  ..................... 12

                                     PART IV

  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..... 12

                                     PART I

Item 1. Business

Trenwick America Corporation, a Delaware corporation, was formed in 1983 and in 1985 became a wholly-owned direct subsidiary of Trenwick Group Inc., the ultimate controlling entity, for the purposes of serving as a United States holding company.

On September 27, 2000, Trenwick Group Ltd., a newly formed Bermuda holding company, issued common shares to acquire Trenwick Group Inc. and another publicly held Bermuda company, LaSalle Re Holdings Limited, and the minority interest in LaSalle Re Limited, a Bermuda subsidiary of LaSalle Re Holdings Limited. Trenwick Group Inc. then distributed the shares received from Trenwick Group Ltd. to its shareholders in a liquidating distribution. As a part of the transaction, Trenwick Group Inc. completed a concurrent internal reorganization of its subsidiary companies in which substantially all of Trenwick Group Inc.'s assets and liabilities were transferred from Trenwick Group Inc. to a subsidiary, which then merged with and into Trenwick America Corporation, with Trenwick America Corporation as the surviving corporation. The result of the restructuring was that Trenwick America Corporation became the intermediate holding company for Trenwick Group Ltd.'s United States subsidiaries. This abbreviated Annual Report on Form 10-K is required as a result of debt assumed by Trenwick America Corporation in connection with the restructuring.

Each of Trenwick America Corporation's operating insurance company subsidiaries is rated "A" (Excellent) by A.M. Best Company and has been assigned an A+ financial strength rating by Standard & Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Trenwick America Corporation conducts its specialty insurance and reinsurance business in the following two business segments:

o    treaty reinsurance; and

o    specialty program insurance.

Trenwick America Corporation operates through the following two principal operating platforms:

o Trenwick America Reinsurance Corporation, which is located in Stamford Connecticut, underwrites treaty reinsurance on United States property and casualty risks, including United States reinsurance business previously written by Chartwell Re Corporation subsidiaries; and

o Canterbury Financial Group Inc., which is located in Stamford, Connecticut, underwrites specialty insurance in the United States through its operating subsidiaries, Chartwell Insurance Company, The Insurance Corporation of New York and Dakota Specialty Insurance Company.

Trenwick America Corporation's gross and net premium writings by business segment for 2000, 1999 and 1998 are as follows.

                                                      2000              1999              1998
                                                    --------          --------          --------
                                                 (expressed in thousands of United States dollars)
               Gross Premiums Written
               Treaty reinsurance                   $339,361          $210,921          $218,249
               Specialty program insurance           187,545            38,088                --
                                                    --------          --------          --------
                  Total                             $526,906          $249,009          $218,249
                                                    ========          ========          ========

               Net Premiums Written
               Treaty reinsurance                   $251,851          $165,744          $176,112
               Specialty program insurance            54,028             5,641                --
                                                    --------          --------          --------
                  Total                             $305,879          $171,385          $176,122
                                                    ========          ========          ========

For additional financial information regarding Trenwick America Corporation's business segments, see note 3 to Trenwick America Corporation's consolidated financial statements.

Treaty Reinsurance

Trenwick America Corporation underwrites United States treaty reinsurance through its subsidiary, Trenwick America Reinsurance Corporation. This segment generally obtains all of its business through brokers and reinsurance intermediaries which seek its participation on reinsurance being placed for their customers. In underwriting reinsurance, Trenwick America Reinsurance Corporation does not target types of clients, classes of business or types of reinsurance. Rather, it selects transactions based upon the quality of the reinsured, the attractiveness of the reinsured's insurance rates and policy conditions and the adequacy of the proposed reinsurance terms.

Trenwick America Reinsurance Corporation's commitment is currently limited to $2,500,000 per contract on casualty treaty business and $1,500,000 on property business. Larger commitments are subject to Trenwick America Reinsurance Corporation's underwriting committee referral process.

The major lines of reinsurance currently underwritten by Trenwick America Reinsurance Corporation are automobile liability, errors and omissions, general liability and accident and health. Together these lines accounted for an aggregate of at least 67% of its net premiums written in each of 2000, 1999 and 1998. Trenwick America Reinsurance Corporation also underwrites medical malpractice, workers' compensation, products liability and property lines of reinsurance. Premiums in 2000 and the fourth quarter of 1999 include business previously underwritten by Chartwell Insurance Company. This business comprised similar lines of business underwritten by Trenwick America Reinsurance Corporation.

Three ceding companies generated a majority of the treaty reinsurance business for Trenwick America Reinsurance Corporation, accounting for 31%, 25%, and 38% of this segment's gross premiums written in 2000, 1999 and 1998, respectively. During 2000, LDG Reinsurance Underwriters, American International Group and Duncanson and Holt accounted for 21%, 5% and 5%, respectively, of the segment's gross premiums written. Trenwick America Reinsurance Corporation does not believe that the loss of these accounts would have a long-term material adverse effect on the results and operations of its treaty reinsurance business because of it's competitive position within the reinsurance market and the availability of business from other brokers and ceding companies. Further, Trenwick America Reinsurance Corporation believes that it would continue to underwrite new business to replace the accounts.

Specialty Program Insurance

Specialty program insurance, written through Canterbury Financial Group Inc., develops insurance programs in the United States through specialty production sources with a focus on a specific line or lines of business, with a limited geographic emphasis, and where the program administrator's compensation is adjusted based on the underwriting results of the business. Canterbury Financial Group Inc. evaluates each business relationship based upon the underwriting experience and operational expertise of the production source and periodically performs underwriting, claims and operational audits of each of its production sources.

During the 2000 calendar year, the specialty insurance segment underwrote approximately 73% of its gross premiums through four managing general agents, of which Florida Intracoastal Underwriters accounted for 30%, HDR Insurance Services accounted for 21%, Inter-Reco accounted for 12% and Risk Control Services accounted for 10%. No other managing general agent accounted for more than 10% of Canterbury Financial Group Inc.'s gross insurance premiums written for such period.

In order to reduce the potential adverse effect arising from the termination of any specific business relationship, Canterbury Financial Group Inc. continues to seek to establish and develop relationships with a large number of managing general agents. While management believes that its relationships with its managing general agents are satisfactory, the termination of all or a substantial number of these relationships could have a material adverse effect on the business and operations of the specialty program insurance segment.

Item 2.  Properties

Trenwick America Corporation's operations are located in approximately 46,000 total square feet of leased office space at Stamford, Connecticut. Management believes Trenwick America Corporation's current office space is adequate for its needs.

Item 3.  Legal Proceedings

Trenwick America Corporation is party to various legal proceedings generally arising in the normal course of its business. Trenwick America Corporation does not believe that the eventual outcome of any such proceeding will have a material effect on its financial condition or business. Trenwick America Corporation's subsidiaries are regularly engaged in the investigation and the defense of claims arising out of the conduct of their business. Pursuant to Trenwick America Corporation's insurance and reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Trenwick America Corporation during the fourth quarter of 2000.

PART II

Item 5.  Market for Corporation's Common Stock and Related Stockholder Matters

There is no established public trading market for Trenwick America Corporation's stock. All of the outstanding shares of Trenwick America Corporation's common stock are owned by Trenwick (Barbados) Ltd., which in turn is a wholly-owned subsidiary of Trenwick Group Ltd.

Item 6.  Selected Financial Data

Information required by Item 6 has been omitted because Trenwick America Corporation meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this Annual Report on Form 10-K in the reduced disclosure format.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights material factors affecting Trenwick America Corporation's results of operations for the years ended December 31, 2000 and 1999. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of Trenwick America Corporation for the years ended December 31, 2000, 1999 and 1998, contained in this Annual Report on Form 10-K. Trenwick America Corporation meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore omitting certain information otherwise required by Item 7.

Overview

Trenwick  America  Corporation is a Delaware  holding company  headquartered  in
Stamford,   Connecticut  whose  principal   subsidiaries   underwrite  specialty
insurance and reinsurance.

Trenwick America Corporation conducts its specialty insurance and reinsurance business in the United States through the following two business segments:

o    Treaty reinsurance; and

o    Specialty program insurance.

Trenwick America Corporation operates through the following two principal operating platforms:

o Trenwick America Reinsurance Corporation, which is located in Stamford, Connecticut, underwrites treaty reinsurance on United States property and casualty risks, including United States reinsurance business previously written by Chartwell Re Corporation subsidiaries; and

o Canterbury Financial Group Inc., which is located in Stamford, Connecticut, underwrites specialty insurance through its operating subsidiaries, Chartwell Insurance Company, The Insurance Corporation of New York and Dakota Specialty Insurance Company.

All of Trenwick America Corporation's principal operating subsidiaries are rated A (Excellent) by A.M. Best Company and have been assigned a financial strength rating of A+ by Standard and Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Results of Operations - Year Ended December 31, 2000 and Year Ended December 31, 1999

                                                               2000            1999           Change
                                                             --------        --------        --------
                                                                          (in thousands)
Underwriting loss                                            $(87,678)       $(39,541)       $(48,137)
Net investment income                                          66,601          40,291          26,310
Interest expense and dividends on preferred                   (27,053)        (18,550)         (8,503)
   capital securities
General and administrative expenses                           (17,861)         (5,990)        (11,871)
Other income, net                                               2,823             569           2,254
                                                             --------        --------        --------
Pretax operating loss                                         (63,168)        (23,221)        (39,947)
Applicable income tax benefit                                 (23,812)        (12,643)        (11,169)
                                                             --------        --------        --------
Operating loss                                                (39,356)        (10,578)        (28,778)
Net realized investment gains, net of income taxes              4,399             683           3,716
Foreign currency losses, net of income taxes                   (1,190)             --          (1,190)
                                                             --------        --------        --------

Loss before extraordinary item                                (36,147)         (9,895)        (26,252)
Extraordinary loss on debt redemption, net
   of $445 income tax benefit                                     825              --             825
                                                             ========        ========        ========
Net loss                                                     $(36,972)       $ (9,895)       $(27,077)
                                                             ========        ========        ========

For the year ended December 31, 2000, Trenwick America Corporation incurred an operating loss of $39.4 million compared to an operating loss of $10.6 million for the year ended December 31, 1999. The increase in operating loss of $28.8 million was primarily the result of additions to prior year reserves relating to both the United States treaty reinsurance and specialty program insurance operations. In 1999, Trenwick America Reinsurance Corporation also benefited from a stop loss reinsurance agreement, which was not renewed in 2000. The increase in net loss in 2000 of $27.1 million compared to the 1999 loss was the result of the deterioration in operating results described above offset in part by an increase in realized investment gains, net of foreign exchange losses of $2.5 million.

Underwriting Income (Loss)

The underwriting result for 2000 included the consolidated results of Trenwick America Corporation and its subsidiaries for the full year. The underwriting results for 1999 included the results of Trenwick America Corporation and Trenwick America Reinsurance Corporation for the full year and the results of Canterbury Financial Group Inc.'s subsidiaries from October 27, 1999, the date of their acquisition.

                                                             2000              1999              Change
                                                         -----------        -----------        -----------
                                                                          (in thousands)
Net premiums earned                                      $   311,358        $   187,885        $   123,473
                                                         -----------        -----------        -----------

Claims and claims expenses incurred                         (283,635)          (147,182)          (136,453)
Acquisition costs and underwriting expenses                 (115,401)           (80,244)           (35,157)
                                                         -----------        -----------        -----------
Total expenses                                              (399,036)          (227,426)          (171,610)
                                                         -----------        -----------        -----------
Net underwriting loss                                    $   (87,678)       $   (39,541)       $   (48,137)
                                                         ===========        ===========        ===========

Loss ratio                                                      91.1%              78.3%             (12.8)%
Underwriting expense ratio                                      37.0%              42.7%               5.7%
Combined ratio                                                 128.1%             121.0%              (7.1)%

The underwriting loss of $87.7 million incurred in 2000 represented a $48.1 million increase compared to the underwriting loss of $39.5 million in 1999. The increase in the underwriting loss in 2000 resulted primarily from additions to prior years' reserves in both the reinsurance and program insurance businesses, together with the non-renewal of a stop loss reinsurance cover which benefited the result of Trenwick America Reinsurance Corporation in 1999 and prior years. During 2000, additions to prior years' reserves were approximately $32.5 million and provisions for uncollectible reinsurance were approximately $2.4 million.

The increase in the combined ratio in 2000 compared to 1999 resulted from the increase in prior years' reserves and other provisions described above. Additionally, 1999 only includes the U.S. reinsurance and primary insurance operations of Chartwell Re Corporation subsequent to October 27, 1999. Any prior year loss development on this business was covered by an adverse loss development reinsurance agreement purchased by Chartwell Re Corporation prior to October 27, 1999.

Premiums Written

Gross premiums written for 2000 were $526.9 million compared to $249.0 million for 1999, an increase of $277.9 million or 111%. Details of gross premiums written are provided below.

                                             2000               1999              Change
                                          ----------         ----------         ----------
                                                           (in thousands)
Treaty reinsurance                        $  339,361         $  210,921         $  128,440
Specialty program insurance                  187,545             38,088            149,457
                                          ----------         ----------         ----------
Total                                     $  526,906         $  249,009         $  277,897
                                          ==========         ==========         ==========

Treaty reinsurance and specialty program insurance gross premiums written increased from $210.9 and $38.1, respectively, for 1999, to $339.4 million, and $187.5 million, respectively, for 2000. The increase in gross premiums written for both treaty reinsurance and specialty program insurance was primarily due to inclusion of U.S. operations acquired in the Chartwell Re Corporation acquisition from October 27, 1999. In 2000, treaty reinsurance includes $125.5 million in gross premiums previously underwritten by Chartwell Insurance Company and The Insurance Corporation of New York compared to $3.9 million in 1999. In 2000, specialty program insurance includes a full year of premium writings compared to one quarter in 1999.

Premiums Earned

                                                      2000              1999             Change
                                                   ----------        ----------        ----------
                                                                   (in thousands)
Gross premiums written                             $  526,906        $  249,009        $  277,897
Change in gross unearned premiums                      (8,004)           16,498           (24,502)
                                                   ----------        ----------        ----------
Gross premiums earned                                 518,902           265,507           253,395
                                                   ----------        ----------        ----------

Gross premiums ceded                                 (221,027)          (77,624)         (143,403)
Change in gross unearned premiums ceded                13,483                 2            13,481
                                                   ----------        ----------        ----------
Ceded premiums earned                                (207,544)          (77,622)         (129,922)
                                                   ----------        ----------        ----------
Net premiums earned                                $  311,358        $  187,885        $  123,473
                                                   ==========        ==========        ==========

The increase in gross premiums ceded of $143.4 million was due primarily to the inclusion of specialty program insurance for the 2000 year. Specialty program insurance cedes a greater proportion of its business written than the treaty reinsurance business. The balance of the increase in gross premiums ceded results from an increase in fronted business previously underwritten by Chartwell Insurance Company.

Net premiums earned for 2000 were $311.4 million compared to $187.9 million for 1999. The increase in net premiums earned is commensurate with the increase in net premiums written.

Claims and Claims Expenses

Claims and claims expenses for 2000 were $283.6 million, an increase of $136.5 million compared to claims and claims expenses of $147.2 million for 1999. The increase in claims and claims expenses resulted from the inclusion of treaty reinsurance previously underwritten by Chartwell Insurance Company and specialty program insurance for the full year 2000 compared to one quarter in 1999. This accounted for approximately $105 million of the increase. The balance was due to an increase in unpaid claims and claims expense liabilities recorded by Trenwick America Reinsurance Corporation in 2000 due to adverse development of prior year liabilities compared to 1999.

Underwriting Expenses
                                         2000            1999           Change
                                       --------        --------        --------
                                                    (in thousands)
Policy acquisition costs               $ 93,097        $ 62,550        $ 30,547
Underwriting expenses                    22,304          17,694           4,610
                                       --------        --------        --------
Total underwriting expenses            $115,401        $ 80,244        $ 35,157
                                       ========        ========        ========

Total underwriting expense ratio           37.0%           42.7%            5.7%
                                       ========        ========        ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for the 2000 year increased by $35.2 compared to total underwriting expenses for 1999. Similar to claims and claims expenses, the increase in total underwriting expense in 2000 was due to the inclusion of the U.S. operations acquired in the Chartwell Re Corporation acquisition effective from October 27, 1999. Total underwriting expenses as a percentage of net premiums earned were 37.0% for 2000 compared to 42.7% for 1999. The decrease in the total underwriting expense ratio occurred principally because of a decrease in policy acquisition costs relating to U.S. primary insurance business and a decrease in underwriting expenses following the merger of the U.S. treaty reinsurance operations of Trenwick America Reinsurance Corporation and Chartwell Insurance Company.

Net Investment Income

                                              2000               1999              Change
                                          -----------        -----------        -----------
                                                            (in thousands)
Average invested assets                   $ 1,284,027        $   896,610        $   387,417
Average annualized yields                         6.3%               5.9%               0.4%
Investment income - portfolio                  81,506             52,900             28,606
Investment expenses                           (14,905)           (12,609)            (2,296)
                                          ===========        ===========        ===========
Net investment income                     $    66,601        $    40,291        $    26,310
                                          ===========        ===========        ===========

Net investment income for 2000 was $66.6 million compared to $40.3 million for 1999. The increase in net investment income in 2000 was due to the increase in invested assets resulting from the acquisition of Chartwell Re Corporation on October 27, 1999. Investment expense for 2000 and 1999 includes interest expense on funds withheld of $11.9 million and $10.6 million, respectively, relating to stop loss reinsurance agreements purchased by Trenwick America Reinsurance Corporation prior to 2000.

Interest Expense and Dividends on Preferred Capital Securities

Interest expense and dividends on preferred capital securities were $27.1 million for 2000, an increase of $8.5 million from 1999. The increase resulted from the increase in indebtedness as a result of the acquisition of Chartwell Re Corporation and the increase in borrowings under Trenwick America Corporation's credit facility.

Non-Operating Income and Expenses

Net realized investment gains, net of income taxes, were $4.4 million during the 2000 year, compared to net realized gains of $0.7 million for 1999. The gains were recognized pursuant to an investment policy designed to protect the total returns on the portfolio.

Trenwick America Corporation recorded foreign currency losses, net of income taxes, of $1.2 million for 2000. No foreign currency gains or losses were recorded for 1999.

Quantitative and Qualitative Disclosure About Market Risk

The following sections address the significant market risks associated with Trenwick America Corporation's business activities as of December 31, 2000 and 1999. Trenwick America Corporation's primary market risk exposures are:

o    foreign currency exchange risk;

o    interest rate risk; and

o    equity price risk.

With respect to Trenwick America Corporation's investment portfolio, the risk management strategy is to place its investments with high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Trenwick America Corporation selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities.

As of December 31, 2000, Trenwick America Corporation's exposure to high yield investments was minimal. While these investments are more susceptible to credit risk, their total market value represents less than 4% of total investments, and therefore management believes that the exposure to credit risk is not material. Trenwick America Corporation has no derivatives and its investments do not contain terms that may result in potential losses due to leverage.

The borrowings of Trenwick America Corporation are summarized in note 6 to the financial statements.

Foreign Currency Exchange Rate Risk

Foreign currency risk is the risk that Trenwick America Corporation will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises from Trenwick America Corporation's debt obligations and securities and cash deposits denominated in foreign currencies. Trenwick America Corporation's debt obligations denominated in foreign currencies were $13.4 million at year end 2000.

Trenwick America Corporation's reinsurance operations have exposures to movements in various currencies, particularly the British pound sterling and the Canadian dollar, as some of its business is denominated in those currencies. Therefore, changes in currency exchange rates affect Trenwick America Corporation's balance sheet, statement of operations and statement of cash flows. This exposure is somewhat mitigated by the fact that premiums received are invested in the same currency portfolios, to partially offset related unpaid claims and claims expense liabilities denominated in the same currency.

Management estimates that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which Trenwick America Corporation is exposed at year end 2000 would have decreased the fair value of Trenwick America Corporation's foreign denominated net assets by approximately $2.8 million. At year end 1999, the same 10% shift in foreign currency exchange rates would have resulted in a potential loss in fair value of approximately $3.3 million.

Interest Rate Risk

Trenwick America Corporation's fixed maturity investments and indebtedness are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of fixed maturity investments and the interest payable on Trenwick America Corporation's outstanding variable rate debt. Additionally, the fair value of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, a prepayment option, relative values of alternative investments, liquidity of the investment and other general market conditions.

Trenwick America Corporation monitors its sensitivity to interest rate risk by evaluating the change in its financial assets and liabilities relative to hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in this summary.

A 100 basis point increase in market interest rates would have resulted in an estimated pre-tax loss in the fair value of these instruments of $31.1 million and $43.4 million at year end 2000 and 1999, respectively. Similarly, a 100 basis point decrease in market interest rates would have resulted in an estimated pre-tax gain in the fair value of these instruments of $28.2 million and $46.8 million at year end 2000 and 1999, respectively.

Trenwick America Corporation has not experienced unrealized gains or losses to the extent indicated above.

Equity Price Risk

The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimates of fair value as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

Of Trenwick America Corporation's $103.6 million equity portfolio at year end 2000, $82.9 million were subject to equity risk. Trenwick America Corporation's potential exposure on equity securities is estimated in terms of an immediate 10% drop in equity prices across all equity securities holdings from those prevailing at year end 2000 which would have resulted in a $8.3 million loss. At year end 1999, the same drop in equity prices would have resulted in a $9.4 million loss.

The fair value estimates shown are based on the composition of the equity security portfolio at year-end and these exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

The above analyses do not take into account any correlation among foreign currency exchange rates, or any correlation among various markets (i.e., the fixed income markets and foreign exchange and equity markets). Trenwick America Corporation's actual experience may differ from the results noted above due to the correlation assumptions utilized, or if events occur that were not included in the methodology, such as significant liquidity or market events. The selection of the amount of increases or decreases in currency exchange rates, interest rates and equity values in the above analyses should not be construed as a prediction of future market events, but rather, to illustrate the potential impact of such an event.

Accounting Standards

Effective January 1, 2001, Trenwick America Corporation implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 had no significant impact on Trenwick America Corporation's consolidated financial statements.

Safe Harbor Disclosure

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Trenwick America Corporation sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, made by or on behalf of Trenwick America Corporation in this Annual Report and in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of Trenwick America Corporation and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have," and similar expressions.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause Trenwick America Corporation's results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

     - Changes in the level of competition in the domestic and international reinsurance or primary insurance markets that affect the volume or profitability of Trenwick America Corporation's property/casualty business. These changes include, but are not limited to, changes in the intensity of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors:

     - Changes in the demand for reinsurance, including changes in ceding companies' risk retentions and changes in the demand for excess and surplus lines insurance coverages;

     - The ability of Trenwick America Corporation to execute its strategies in its property/casualty operations;

     - Catastrophe losses in Trenwick America Corporation's property/casualty businesses;

     - Adverse development on property/casualty claims and claims expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, or new insurance and reinsurance contract interpretations;

     - Changes in inflation that affect the profitability of Trenwick America Corporation's current property/casualty business or the adequacy of its property/casualty claims and claims expense liabilities and policy benefit liabilities related to prior years' business;

     -    Changes   in   Trenwick   America   Corporation's    property/casualty
          retrocessional arrangements;

     - Lower than estimated retrocessional or reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of Trenwick America Corporation's retrocessionaires or reinsurers;

     - Increases in interest rates, which may cause a reduction in the market value of Trenwick America Corporation's fixed income portfolio, and its common shareholders' equity;

     - Decreases in interest rates which may cause a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales or maturities of existing investments;

     - A decline in the value of Trenwick America Corporation's equity investments;

     -    Changes  in  the   composition  of  Trenwick   America   Corporation's
          investment portfolio;

     -    Credit losses on Trenwick America Corporation's investment portfolio;

     - Adverse results in litigation matters, including, but not limited to, litigation related to environmental, asbestos and other potential mass tort claims;

     -    The impact of mergers and acquisitions;

     -    Gains or losses related to changes in foreign currency exchange rates;
          and

     -    Changes in Trenwick America Corporation's capital needs.

In addition to the factors outlined above that are directly related to Trenwick America Corporation's business, it is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

The facts set forth above should be considered in connection with any forward-looking statement contained in this Annual Report on Form 10-K. The important factors that could affect such forward-looking statements are subject to change, and Trenwick America Corporation does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note Trenwick America Corporation intends to avail itself of the safe harbor from liability with respect of forward-looking statements provided by
Section 27A and Section 21E referred to above.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

This information called for by this item can be found under the caption "Quantitative and Qualitative Disclosure About Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations above and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

See the Consolidated Financial Statements and Notes thereto and the Schedules on pages F-1 through F- 26 and S-1 through S-6 included in Part IV, Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Items 10-13. Information required by Items 10 through 13 has been omitted because Trenwick America Corporation meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K in the reduced disclosure format.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1.   Financial statements:

          Report of Independent Accountants - (Page F-1).

          Consolidated Balance Sheet at December 31, 2000 and 1999. (Page F-2).

          Consolidated Statement of Operations and Comprehensive Income and Changes in Common Stockholder's Equity for the years ended December 31, 2000, 1999 and 1998. (Page F-3).

          Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 1998. (Page F-4).

          Notes to Consolidated Financial Statements. (Pages F-5 through F-29).

     2.   Financial  statement  schedules required to be filed by Item 8 of this
          Form:

                 Schedule
          Page   Number
          ----   ------

          S-1               Report of Independent Accountants on Financial
                            Statement Schedules.

          S-2      II       Condensed Financial Information of Registrant.

          S-5      III      Supplementary Insurance Information.

          S-6      V        Valuation and Qualifying Accounts.

(b)  Exhibits

     3.1 Certificate of Incorporation of Trenwick America Corporation. Incorporated by reference to Exhibit 3.1 to Trenwick America Corporation's Current Report on Form 8-K filed on November 16, 2000 (File No. 0-31967).

     3.2  By-Laws of Trenwick America Corporation.  Incorporated by reference to
          Exhibit 3.2 to Trenwick America Corporation's Current Report on Form 8-K (File No.0-31967).

     4.1 (a) Indenture dated as of January 31, 1997, between The Chase Manhattan Bank and Trenwick Group Inc. Incorporated by reference to Exhibit 4.2(a) to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-14737).

          (b) Amended and Restated Declaration of Trust of Trenwick Capital Trust I dated as of January 31, 1997. Incorporated by reference to Exhibit 4.2(b) to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-14737).

          (c) Exchange Capital Securities Guarantee Agreement dated as of July 25, 1997, between Trenwick Group Inc. and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.7 to Trenwick Group Inc.'s Registration Statement on Form S-4 (File No. 333-28707).

     4.2 First Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America Corporation and The Chase Manhattan Bank, as Trustee, with respect to the 8.82% Junior Subordinated Deferrable Interest Debentures. Incorporated by reference to Exhibit 4.2 to Trenwick America Corporation's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).

     4.3 Indenture dated as of March 27, 1998 between Trenwick and The First National Bank of Chicago, as Trustee, with respect to Trenwick Group Inc.'s $75 million principal amount of 6.7% Senior Notes due April 1, 2003. Incorporated by reference to Exhibit 4.2 to Trenwick Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-15389).

     4.4 First Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America Corporation, and Bank One Trust Company, N.A., as successor to First National Bank of Chicago, as Trustee, with respect to the $75 million principal amount of 6.7% Senior Notes due April 1, 2003. Incorporated by reference to Exhibit
          4.4 to Trenwick America Corporation's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).

     4.5 Indenture, dated as of December 1, 1995, between Chartwell Re Corporation, as the successor to Piedmont Management Company Inc., and Fleet Bank, as Trustee, for the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.5 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

     4.6 First Supplemental Indenture, dated as of December 13, 1995, among Piedmont Management Company, Chartwell Re Corporation and Fleet Bank, as Trustee under the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.6 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

     4.7 Second Supplemental Indenture, dated as of October 27, 1999, among Chartwell Re Corporation, Trenwick Group Inc. and State Street Bank and Trust Company, as successor to Fleet Bank, as Trustee, with respect to the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.7 to Trenwick America Corporation's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).

      4.8 Third Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America Corporation and State Street Bank and Trust Company, as successor to Fleet Bank, as Trustee under the contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.8 to Trenwick America Corporation's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).

      10.1 Amended and Restated Credit Agreement, dated as of November 24, 1999 and Amended and Restated as of September 27, 2000, among Trenwick America Corporation, Trenwick Holdings Limited, various lending institutions, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and Chase Manhattan Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Trenwick Group Ltd,'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-16089).

      10.2 Office lease between Trenwick America Corporation and EOP-Canterbury Green, L.L.C. dated as of January 29, 1998, with respect to office space in Stamford, Connecticut. Incorporated by reference to Exhibit
            10.16 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-15389).

      10.3 First Amendment dated as of March 31, 1998, to office lease between Trenwick America Corporation and EOP-Canterbury Green L.L.C. dated January 29, 1998. Incorporated by reference to Exhibit 10.11 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

      10.4 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York. Incorporated by reference to Exhibit 10.28 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).

      10.5 Aggregate Excess of Loss Ratio Cover between Trenwick America Reinsurance Corporation and Continental Casualty Company. Incorporated by reference to Exhibit 10.22 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-14737).

      10.6 1996 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York and CNA Re. Incorporated by reference to Exhibit 10.33 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-14737).

      10.7  First and  Second  Coinsured  Aggregate  Excess of Loss  Reinsurance
            Agreement between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York and CNA Re. Incorporated by reference to Exhibit 10.31 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-15389).

      10.8 1998 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York and National Union. Incorporated by reference to Exhibit 10.27 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

      10.9 1999 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick America Reinsurance Corporation and Centre Insurance Company and National Union. Incorporated by reference to
            Exhibit 10.39 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).

      10.10 Aggregate Excess of Loss Reinsurance Agreement, dated as of October 27, 1999, by and between Chartwell Reinsurance Company, Dakota Specialty Insurance Company, The Insurance Corporation of New York and Drayton Company Limited, inclusive of corporate capital support of London underwriting operations, and London Life and Casualty Reinsurance Corporation and Scandinavian Reinsurance Company, Ltd. Incorporated by reference to Exhibit 10.40 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).

      12.1  Computation of Ratios.

(b)   Reports on Form 8-K

      Trenwick America Corporation filed a Current Report on Form 8-K on November 16, 2000. The Current Report on Form 8-K stated that Trenwick America Corporation would succeed Trenwick Group Inc. as the obligor with respect to Trenwick Group Inc.'s outstanding indebtedness, including the 6.7% Senior Notes due April 1, 2003, the Contingent Interest Notes due June 30, 2006, the 8.82% Subordinated Capital Income Securities issued by a subsidiary trust and the 8.82% Junior Subordinated Deferrable Interest Debentures supporting the Capital Income Securities. The Current Report on Form 8-K further stated that, as a result of the assumption of Trenwick Group Inc.'s outstanding indebtedness, Trenwick America Corporation would report under the Securities Exchange Act of 1934 as a successor issuer to Trenwick Group Inc. pursuant to Rule 15d-5 under the Securities Exchange Act.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TRENWICK AMERICA CORPORATION
                                          (Registrant)


                                         By  /s/ Stephen H. Binet
                                             -----------------------------------
                                             Stephen H. Binet
                                             President, Chief Executive Officer,
                                             and Director
Dated: March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                           Date
- ---------                             -----                           ----


/s/ Stephen H. Binet           President, Chief Executive        March 29, 2001
- -------------------------      Officer, and Director
    Stephen H. Binet


/s/ Alan L. Hunte              Executive Vice President,         March 29, 2001
- -------------------------      Chief Accounting Officer,
    Alan L. Hunte              and Director


/s/ James F. Billett, Jr.      Chairman of the Board             March 29, 2001
- -------------------------
    James F. Billett, Jr.


/s/ Paul Feldsher              Director                          March 29, 2001
- -------------------------
    Paul Feldsher


/s/ Robert A. Giambo           Director                          March 29, 2001
- -------------------------
    Robert A. Giambo


/s/ James E. Roberts           Director                          March 29, 2001
- -------------------------
    James E. Roberts

                        Report of Independent Accountants


To the Board of Directors
and Stockholder of
Trenwick America Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income and changes in common stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Trenwick America Corporation (an indirect wholly-owned subsidiary of Trenwick Group Ltd.) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


New York, New York
February 7, 2001

                          Trenwick America Corporation
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars)
                           December 31, 2000 and 1999


                                                                                      2000            1999
                                                                                  -----------     -----------
Assets:
Debt securities available for sale, at fair value                                 $ 1,006,161     $ 1,119,914
Equity securities, at fair value                                                      103,641         113,409
                                                                                  -----------     -----------
  Total investments                                                                 1,109,802       1,233,323
Cash and cash equivalents                                                             133,395          97,856
Accrued investment income                                                              14,006          17,853
Premiums receivable                                                                   152,626         148,228
Reinsurance recoverable balances, net                                                 511,163         402,757
Prepaid reinsurance premiums                                                           63,879          50,396
Deferred policy acquisition costs                                                      36,267          37,971
Deposits                                                                               21,547          20,227
Due from affiliates                                                                    57,952          60,095
Net deferred income taxes                                                              63,598          71,234
Other assets                                                                          115,303          72,921
                                                                                  -----------     -----------
Total assets                                                                      $ 2,279,538     $ 2,212,861
                                                                                  ===========     ===========

Liabilities:
Unpaid claims and claims expenses                                                 $ 1,396,504     $ 1,366,195
         Unearned premium income                                                      177,174         174,042
         Reinsurance balances payable                                                  26,401          19,613
         Indebtedness                                                                 283,289         244,031
         Due to affiliates                                                             75,303          57,336
         Other liabilities                                                             32,901          27,162
                                                                                  -----------     -----------
Total liabilities                                                                   1,991,572       1,888,379
                                                                                  -----------     -----------

Minority interest:
Subsidiary company-obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely
  junior subordinated debentures of Trenwick America Corporation                       87,059         110,000
                                                                                  -----------     -----------

Common stockholder's equity:
Common stock and additional paid in capital                                           114,847          98,129
Retained earnings                                                                      76,629         123,101
Accumulated other comprehensive income (loss)                                           9,431          (6,748)
                                                                                  -----------     -----------
Total common stockholder's equity                                                     200,907         214,482
                                                                                  -----------     -----------
Total liabilities, minority interest and common stockholder's equity              $ 2,279,538     $ 2,212,861
                                                                                  ===========     ===========

        The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
         Consolidated Statement of Operations, Comprehensive Income and
                     Changes in Common Stockholder's Equity
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2000, 1999 and 1998


                                                                   2000             1999             1998
                                                                 ---------        ---------        ---------
Revenues:
Net premiums earned                                              $ 311,358        $ 187,885        $ 181,451
Net investment income                                               66,601           40,291           37,181
Net realized investment gains                                        6,768              971            6,444
Other income (loss)                                                  2,823              569              (26)
                                                                 ---------        ---------        ---------
Total revenues                                                     387,550          229,716          225,050
                                                                 ---------        ---------        ---------

Expenses:
Claims and claims expenses incurred                                283,635          147,182          105,477
Policy acquisition costs                                            93,097           62,550           58,310
Underwriting expenses                                               22,304           17,694           13,777
General and administrative expenses                                 17,861            5,990            3,461
Interest expense and dividends on
   capital securities of subsidiary trust                           27,053           18,550           13,656
Foreign currency losses                                              1,831               --               --
                                                                 ---------        ---------        ---------
Total expenses                                                     445,781          251,966          194,681
                                                                 ---------        ---------        ---------

Income (loss) before income taxes
   and extraordinary item                                          (58,231)         (22,250)          30,369
Applicable income taxes (benefit)                                  (22,084)         (12,355)           4,761
                                                                 ---------        ---------        ---------
Income (loss) before extraordinary item                            (36,147)          (9,895)          25,608
Extraordinary loss on debt redemption,
  net of $445 income tax benefit                                       825               --               --
                                                                 ---------        ---------        ---------
Net income (loss)                                                $ (36,972)       $  (9,895)       $  25,608
                                                                 =========        =========        =========

Comprehensive income (loss):
Net income (loss)                                                $ (36,972)       $  (9,895)       $  25,608
                                                                 ---------        ---------        ---------
Other comprehensive income (loss):
    Net unrealized investment gains (losses)                        14,713          (25,154)            (136)
  Foreign currency translation adjustments                           1,466           (1,458)              --
                                                                 ---------        ---------        ---------
  Total other comprehensive income (loss)                           16,179          (26,612)            (136)
                                                                 ---------        ---------        ---------
Comprehensive income (loss)                                      $ (20,793)       $ (36,507)       $  25,472
                                                                 =========        =========        =========

Changes in common stockholder's equity:
Common stockholder's equity,
  beginning of year                                              $ 214,482        $ 208,332        $ 271,808
Net capital transactions with affiliates                           (21,076)          88,757          (62,348)
Adjustments related to business combination                         37,794               --               --
Comprehensive income (loss)                                        (20,793)         (36,507)          25,472
Dividends on common stock                                           (9,500)         (46,100)         (26,600)
                                                                 ---------        ---------        ---------
Common stockholder's equity, end of year                         $ 200,907        $ 214,482        $ 208,332
                                                                 =========        =========        =========

The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
                      Consolidated Statement of Cash Flows
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2000, 1999 and 1998


                                                                                2000           1999            1998
                                                                             ---------      ---------       ---------
Net income (loss)                                                            $ (36,972)     $  (9,895)      $  25,608
Adjustments to reconcile net income (loss) to net
  cash from (for) operating activities:
  Contingent interest                                                           (4,675)           642              --
  Amortization of premiums on investments, net                                     633          1,832           2,569
  Deferred income taxes                                                           (289)         5,056          (2,190)
  Net realized investment gains                                                 (6,767)          (971)         (6,444)
  Unrealized loss on foreign exchange                                            1,883             --              --
  Depreciation and amortization expense                                          1,725          1,123             461
  Extraordinary loss on debt redemption                                          1,270             --              --
  Compensation expense on restricted stock                                       3,897            983             774
  Provision for doubtful accounts receivable                                    11,666          7,779              --
  Accretion on fair value adjustments                                              365             --              --
  Other                                                                         (2,210)           135              92
  Changes in assets and liabilities, net of effects from
    purchase of subsidiary:
  Accrued investment income                                                      3,847          1,354             130
  Premiums receivable                                                           (4,398)        59,995          19,235
  Deferred policy acquisition costs                                              1,704          7,032           1,501
  Current income taxes receivable/payable                                           --        (39,378)         (5,956)
  Other assets                                                                  44,115        (15,749)           (856)
  Unpaid claims and claims expenses, net of
      reinsurance recoverable balances                                         (76,962)       (61,170)          2,411
  Unearned premium income, net of prepaid
      reinsurance premiums                                                     (10,351)       (15,944)         (5,330)
    Other liabilities                                                          (26,704)        (7,576)          2,987
                                                                             ---------      ---------       ---------
Cash from (for) operating activities                                           (98,223)       (64,752)         34,922
                                                                             ---------      ---------       ---------

Investing activities:
   Purchases of debt securities                                               (265,366)      (118,072)        (95,587)
   Sales of debt securities                                                    327,334        203,600          38,894
   Maturities of debt securities                                                79,070         60,209          72,195
   Purchases of equity securities                                              (62,125)       (16,309)         (4,001)
   Sales of equity securities                                                   75,449          8,581           9,664
   Cash acquired in pooling business combination                                    --         34,131              --
   Sales (purchases) of premises and equipment                                  (1,552)         8,424          (3,591)
                                                                             ---------      ---------       ---------
 Cash from investing activities                                                152,810        180,564          17,554
                                                                             ---------      ---------       ---------
Financing activities:
   Net capital transactions with affiliates                                    (47,901)            --              --
   Issuance of long term debt                                                   24,000             --              --
   Issuance costs of long term debt                                             (1,834)            --              --
   Redemption of long term debt                                                (41,101)       (48,417)             --
   Loans from (to) affiliates                                                   57,288         54,855          (2,700)
   Dividends paid on common stock                                               (9,500)       (46,100)        (26,600)
   Other, net                                                                       --         (9,056)             --
                                                                             ---------      ---------       ---------
 Cash for financing activities                                                 (19,048)       (48,718)        (29,300)
                                                                             ---------      ---------       ---------
Change in cash and cash equivalents                                             35,539         67,094          23,246
Cash and cash equivalents, beginning of year                                    97,856         30,762           7,516
                                                                             ---------      ---------       ---------
Cash and cash equivalents, end of year                                       $ 133,395      $  97,856       $  30,762
                                                                             =========      =========       =========

The accompanying notes are an integral part of these statements.

                          TRENWICK AMERICA CORPORATION
                   Notes to Consolidated Financial Statements
   (Amounts expressed in thousands of United States dollars except share data)
                  Years Ended December 31, 2000, 1999 and 1998


Note 1  Organization and Basis of Presentation

Organization

Trenwick America Corporation is a United States holding company whose principal subsidiaries underwrite specialty insurance and reinsurance. Trenwick America Corporation's ultimate parent is Trenwick Group Ltd., which is a publicly traded Bermuda holding company. Prior to September 27, 2000, Trenwick America Corporation's parent was Trenwick Group Inc.

On October 27, 1999, Trenwick Group Inc. became the ultimate parent of Chartwell Insurance Company, The Insurance Corporation of New York and Dakota Specialty Insurance Company through its acquisition of Chartwell Re Corporation. Effective December 19, 1999, Trenwick Group Inc. entered into an Agreement, Schemes of
Arrangement and Plan of Reorganization with Trenwick Group Ltd., LaSalle Re Holdings Limited, and LaSalle Re Limited, which was amended and restated as of March 20, 2000 and amended as of June 28, 2000. Under the terms of the business combination agreement, Trenwick Group Ltd., a newly formed company, acquired all of the assets and liabilities of Trenwick Group Inc. and all of the issued and outstanding common shares of LaSalle Re Holdings Limited and LaSalle Re Limited in exchange for Trenwick Group Ltd. common shares. Trenwick Group Inc. then distributed the shares received from Trenwick Group Ltd. to its shareholders in a liquidating distribution. Substantially all of Trenwick Group Inc.'s assets and liabilities were transferred from Trenwick Group Inc. to Chartwell Re
Holdings Corporation immediately prior to the Trenwick/LaSalle business combination. Chartwell Re Holdings Corporation then sold most of its United Kingdom and Bermuda subsidiaries to Trenwick Group Inc. at fair value. Immediately after the Trenwick/LaSalle business combination, Chartwell Re Holdings Corporation merged with and into Trenwick America Corporation, with Trenwick America Corporation as the surviving corporation. As a result of such merger, Trenwick America Corporation acquired Chartwell Insurance Company, The Insurance Corporation of New York and Dakota Specialty Insurance Company. The Trenwick/LaSalle business combination and its related transactions were completed on September 27, 2000. More details of these business combinations are disclosed in Note 2.

Basis of Presentation

As discussed in Note 2, the business combination between LaSalle Re Holdings Limited and Trenwick Group Inc. was accounted for as a purchase by LaSalle Re Holdings Limited of the minority interest in LaSalle Re Limited and of Trenwick Group Inc. Accordingly, the assets and liabilities of Trenwick America Corporation have been adjusted to reflect their fair value, after consideration of the purchase price, as of September 27, 2000. In addition, a portion of the goodwill resulting from the business combination has been pushed down to Trenwick America Corporation and was reflected in the consolidated balance sheet as of September 27, 2000.

As a result of the reorganization described above, the United Kingdom and Bermuda subsidiaries of Trenwick Group Inc., were sold to Trenwick Group Ltd., and the remaining net liabilities of Trenwick Group Inc., consisting primarily of indebtedness and preferred capital securities, were assumed by Trenwick America Corporation. These financial statements present the reorganization at historical cost in a manner similar to a pooling of interests business combination. Accordingly, the accompanying financial statements at year end 2000 and 1999 and for the 2000 year, the 1999 year and the 1998 year have been restated to reflect the combined operating results, cash flows, and financial position of the United States operations of Trenwick Group Inc. for all periods in which the companies were under the common control of Trenwick Group Inc.

The consolidated financial statements include the accounts of Trenwick America Corporation and its subsidiaries after elimination of significant intercompany accounts and transactions. Certain items in the prior year financial statements have been reclassified to conform to the current presentation.

These financial statements have been prepared in conformity with accounting principles that are generally accepted in the United States of America, sometimes referred to as U.S. GAAP. To prepare these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts will differ from these estimates.

Other significant accounting policies are presented in italics within the appropriate footnotes.

Note 2  Business Combinations

Trenwick/LaSalle Business Combination

On December 19, 1999, LaSalle Re Holdings Limited, LaSalle Re Limited and Trenwick Group Inc. signed a definitive agreement to combine under a new holding company, Trenwick Group Ltd. On September 27, 2000, following shareholder and regulatory approval, the newly formed Trenwick Group Ltd. issued common shares on a one-for-one, tax-free basis to the former shareholders of LaSalle Re Holdings Limited, the minority shareholders of LaSalle Re Limited, then a 77.5% owned subsidiary of LaSalle Re Holdings Limited, and the former shareholders of Trenwick Group Inc.

The Trenwick/LaSalle business combination was accounted for as a purchase by LaSalle Re Holdings Limited of the minority interest in LaSalle Re Limited and of Trenwick Group Inc. Under the purchase basis of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired was recorded as goodwill.

Trenwick Group Inc./Chartwell Re Corporation Merger

On October 27, 1999, Trenwick Group Inc. issued common shares in exchange for all of the common shares of Chartwell Re Corporation, a publicly held insurer and reinsurer. The merger of Chartwell Re Corporation with and into Trenwick Group Inc. was accounted for as a purchase by Trenwick Group Inc. of Chartwell Re Corporation, and the $153,315 excess of the purchase price ($231,326) over the fair value of Chartwell Re Corporation's identifiable net assets ($78,011) was recorded as goodwill. On September 27, 2000, the unamortized goodwill resulting from this transaction was eliminated in connection with the Trenwick/LaSalle business combination.

Pro Forma Results of Operations

The following table presents actual and unaudited pro forma consolidated results of operations for 2000 and 1999 as if the above business combinations had occurred on January 1, 1999. The pro forma information is not necessarily indicative of the results of operations that would have occurred had these transactions been consummated at such date nor of future results of operations.

                                 2000                           1999
                        -------------------------------------------------------
                         Actual        Pro Forma       Actual         Pro Forma
                        ---------      ---------      ---------       ---------
Total revenues          $ 387,550      $ 387,198      $ 229,716       $ 325,080
Net income (loss)       $ (36,972)     $ (37,333)     $  (9,895)      $ (61,566)

Note 3  Segment Information

Trenwick America Corporation's principal subsidiaries operate through two business platforms located in Stamford, Connecticut: Trenwick America Reinsurance Corporation, which underwrites treaty reinsurance on United States property and casualty risks, including United States reinsurance business previously written by Chartwell Re Corporation, and Canterbury Financial Group Inc., which underwrites specialty insurance through its operating subsidiaries, Chartwell Insurance Company, The Insurance Corporation of New York and Dakota Specialty Insurance Company.

The following tables present business segment financial information for Trenwick America Corporation at year end 2000 and 1999 and for each of the years 2000, 1999 and 1998:

Total assets:                                           2000            1999
                                                    -----------     -----------
Treaty reinsurance                                  $ 1,777,324     $ 1,871,528
Specialty program insurance                             376,994         262,233
Unallocated                                             125,220          79,100
                                                    -----------     -----------
Total assets                                        $ 2,279,538     $ 2,212,861
                                                    ===========     ===========

                                        2000            1999            1998
                                    -----------     -----------     -----------
Total revenues:
Treaty reinsurance                  $   329,218     $   217,322     $   225,351
Specialty program insurance              54,758          12,234              --
Unallocated                               3,574             160            (301)
                                    -----------     -----------     -----------
Total revenues                      $   387,550     $   229,716     $   225,050
                                    ===========     ===========     ===========

                                        2000            1999            1998
                                    -----------     -----------     -----------
Net income (loss)
Treaty reinsurance                  $   (15,184)    $     7,473     $    34,676
Specialty program insurance               1,394           1,680              --
Unallocated                             (23,182)        (19,048)         (9,068)
                                    -----------     -----------     -----------
Net income (loss)                   $   (36,972)    $    (9,895)    $    25,608
                                    ===========     ===========     ===========

Revenues from transactions between operating segments, which are not material, have been eliminated in consolidation. Unallocated net loss consists mainly of interest expense and dividends on preferred capital securities of subsidiary trust, net of applicable income taxes.

Note 4  Underwriting Activities

Premiums

Insurance and reinsurance premiums on contracts are accrued on an estimated basis throughout the term of such contracts. Premiums for retrospectively rated and other experience rated reinsurance contracts are estimated and accrued based on the difference between total costs before and after the experience under the contract (the with-and-without method). Premium estimates are based on statistical and other data with subsequent adjustments recorded in the period in which they become known. Short-duration contracts providing indemnification against loss or liability relating to insurance risk have been accounted for as reinsurance.

Insurance and reinsurance premiums are earned (net of reinsurance ceded) on a pro-rata basis over the related contract period. Unearned premium income represents the portion of premiums applicable to the unexpired portion of premium coverage with renewal dates later than year-end. Such reserves are computed by pro-rata methods for direct business and excess of loss reinsurance and are established based on reports received from ceding companies for proportional reinsurance. Reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the contract period in proportion to the amount of reinsurance protection provided. Where the contract provides for return premiums, these are accrued based on loss experience through the date of the balance sheet.

The components of premiums written and earned for the years 2000, 1999 and 1998 are as follows:

                                         2000            1999            1998
                                      ---------       ---------       ---------

Assumed premiums written              $ 339,361       $ 210,921       $ 218,249
Direct premiums written                 187,545          38,088              --
                                      ---------       ---------       ---------
Gross premiums written                  526,906         249,009         218,249
Ceded premiums written                 (221,027)        (77,624)        (42,127)
                                      ---------       ---------       ---------
Net premiums written                  $ 305,879       $ 171,385       $ 176,122
                                      =========       =========       =========

Assumed premiums earned               $ 353,174       $ 255,164       $ 230,063
Direct premiums earned                  165,728          10,343              --
                                      ---------       ---------       ---------
Gross premiums earned                   518,902         265,507         230,063
Ceded premiums earned                  (207,544)        (77,622)        (48,612)
                                      ---------       ---------       ---------
Net premiums earned                   $ 311,358       $ 187,885       $ 181,451
                                      =========       =========       =========

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

The components of policy acquisition costs are as follows:

                                                     2000            1999             1998
                                                  ---------       ---------        ---------
Gross policy acquisition costs deferred           $ 157,027       $ 106,617        $  63,042
Ceded policy acquisition costs deferred             (65,634)        (27,119)          (6,233)
                                                  ---------       ---------        ---------
Net policy acquisition costs deferred             $  91,393       $  79,498        $  56,809
                                                  =========       =========        =========
Policy acquisition costs expensed                 $  93,097       $  62,550        $  58,310
                                                  =========       =========        =========

For the years ended December 31, 2000, 1999 and 1998, Trenwick America Corporation earned commissions on cessions to retrocessionaires of $64,883, $18,928, and $6,119, respectively.

Claims and Claims Expenses

Claims and claims expenses are recorded as incurred so as to match claims and claims expense costs with premiums over the contract periods. The amount provided for unpaid claims and claims expenses consists of any unpaid reported claims and claims expenses and estimates for incurred but not reported claims and claims expenses, net of salvage and subrogation. The estimates for claims and claims expenses incurred but not reported were developed based on historical claims and claims expense experience and an actuarial evaluation of expected claims and claims expense experience. In connection with the Trenwick/LaSalle business combination, Trenwick America Corporation adopted LaSalle Re Holdings Limited's policy of using tabular reserving for workers' compensation indemnity liabilities that are considered fixed and determinable, and discounted such reserves using an interest rate of 3.5%. Insurance liabilities are based on estimates, and the ultimate liability may vary from such estimates. Any adjustments to these estimates are reflected in income when known.

The components of claims and claims expenses incurred for the years 2000, 1999 and 1998 were as follows:

                                                       2000            1999             1998
                                                    ---------       ---------        ---------
Gross claims and claims expenses incurred           $ 462,685       $ 268,066        $ 167,068
Ceded claims and claims expenses incurred            (179,050)       (120,884)         (61,591)
                                                    ---------       ---------        ---------
Net claims and claims expenses incurred             $ 283,635       $ 147,182        $ 105,477
                                                    =========       =========        =========

The following table presents a reconciliation of the beginning and ending balances of net liabilities for unpaid claims and claims expenses. The gross liabilities for unpaid claims and claims expenses at period ends are as reflected in the balance sheet. The net liabilities for unpaid claims and claims expenses are after deductions for reinsurance recoverable on unpaid claims and claims expenses, also as reflected in the balance sheet.

                                                              2000                1999                  1998
                                                          -----------          -----------          -----------
Beginning of year:
   Gross unpaid claims and claims expenses                $ 1,344,168          $   546,292          $   518,387
   Reinsurance recoverable on unpaid claims
         and claims expenses                                  502,787              194,242              139,036
                                                          -----------          -----------          -----------
   Net unpaid claims and claims expenses                      841,381              352,050              379,351
                                                          -----------          -----------          -----------

Net unpaid claims and claims
expenses of companies acquired                                     --              564,829                   --
                                                          -----------          -----------          -----------

Provision, net of reinsurance recoverable:
   Claims incurred in the current year                        251,139              130,993              112,653
   Claims incurred prior to the current year                   32,496               16,189               (7,176)
                                                          -----------          -----------          -----------
   Total provision                                            283,635              147,182              105,477
                                                          -----------          -----------          -----------

Payments, net of reinsurance:
   Claims incurred in the current year                        (66,574)             (38,320)             (28,057)
   Claims incurred prior to the current year                 (279,717)            (173,546)            (104,721)
                                                          -----------          -----------          -----------
   Total payments                                            (346,291)            (211,866)            (132,778)
                                                          -----------          -----------          -----------

Adoption of accounting policy for workers'
   compensation discounting                                    (1,135)                  --                   --
                                                          -----------          -----------          -----------
Effect of loss sharing agreement with affiliates              (17,756)             (10,814)
                                                          -----------          -----------          -----------
Foreign currency translation adjustment to net
   unpaid claims and claims expenses                              237                   --                   --
                                                          -----------          -----------          -----------
End of year:
   Net unpaid claims and claims expenses                      760,071              841,381              352,050
   Reinsurance recoverable on unpaid claims
      and claims expenses                                     611,954              502,787              194,242
                                                          -----------          -----------          -----------
   Gross unpaid claims and claims expenses                $ 1,372,025          $ 1,344,168          $   546,292
                                                          ===========          ===========          ===========

Unpaid Claims and Claims Expenses

The components of unpaid claims and claims expenses on the balance sheet at year end 2000 and 1999 are as follows:

                                                        2000            1999
                                                     ----------      ----------

Reserves for unpaid claims and claims expenses       $1,372,025      $1,344,168
Claims and claims expenses payable                       24,479          22,027
                                                     ----------      ----------
Unpaid claims and claims expenses                    $1,396,504      $1,366,195
                                                     ==========      ==========

The estimates of prior year losses were reduced by approximately $7,176 on a net basis in 1998. The decrease resulted from favorable development in accident years 1993 and prior for Trenwick America Reinsurance Corporation, which was partially offset by adverse development in accident years 1994 through 1997.

In 1999, net estimates of prior year losses increased by approximately $16,189. The increase was due to adverse development of Trenwick America Reinsurance Corporation's reserves for the 1997 and 1998 accident years.

In 2000, the net estimates of prior year loss reserves for Trenwick America Reinsurance Corporation, Chartwell Insurance Company and The Insurance Corporation of New York increased by approximately $13,171, $9,133 and $10,192, respectively. The increases for Trenwick America Reinsurance Corporation and Chartwell Insurance Company's casualty reinsurance business reflect a continued deterioration in market conditions since 1997. The increase for The Insurance Corporation of New York relates primarily to unfavorable development two specialty insurance programs that underwrite casualty and commercial auto business.

Inflation

Inflation raises the cost of economic losses and non-economic damages covered by insurance contracts and, therefore is a factor in determining effective rates of reinsurance. The methods used to estimate individual case reserves and reserves for claims incurred but not yet reported implicitly incorporate the effects of inflation in the projection of ultimate losses. Due to the inherent uncertainties of estimating reserves for unpaid claims and claims expenses, actual claims and claims expenses may deviate, perhaps substantially, from estimates reflected in these financial statements. Management believes that its claim estimation methods are reasonable and prudent and that its reserves for unpaid claims and claims expenses at year end 2000 are adequate.

Latent Injury and Toxic Tort Claims

The balance of unpaid claims and claims expenses also includes provisions for latent injury or toxic tort claims that cannot be estimated with traditional techniques. Due to inconsistent court decisions in federal and state jurisdictions and the wide variation among insureds with respect to underlying facts and coverage, uncertainty exists with respect to these claims as to liabilities of ceding companies and, consequently, reinsurance coverage. With the exception of an insurer acquired in the Trenwick/ Chartwell merger, Trenwick America Corporation's exposure to such latent losses is not expected to be significant due to its relatively recent entry into the reinsurance business, its low historical levels of premium volume prior to the application of exclusions for asbestos and environmental liabilities and its retrocessional programs. To the extent that there is adverse development in that insurer's loss reserves, including its reserves for latent losses, Trenwick America Corporation's obligation under certain of its indebtedness will be reduced. More details on that indebtedness are included in Note 6.

The estimate of net unpaid claims and claims expenses for asbestos and environmental claims at year end 2000 and 1999 are as follows:

                                                          2000          1999
                                                        --------      --------

Gross unpaid claims and claims expenses                 $ 99,474      $ 96,493
Reinsurance recoverable on unpaid claims and
  claims expenses                                        (28,927)      (27,847)
                                                        --------      --------
Net unpaid claims and claims expenses                   $ 70,547      $ 68,646
                                                        ========      ========

Reinsurance

Trenwick America Corporation enters into reinsurance and retrocessional agreements to reduce its exposure on individual risks, catastrophic losses and other large losses in all lines of business. Reinsurance contracts which do not meet insurance accounting risk transfer requirements are classified as deposits. These deposits are treated as financing transactions and are credited or charged with interest income or expense according to contract terms.

From 1989 to 1999, Trenwick America Reinsurance Corporation purchased aggregate excess of loss ratio treaties from several reinsurers. These facilities provided Trenwick America Reinsurance Corporation with a layer of protection against adverse results from its domestic casualty business in excess of specified loss ratios for each accident year. Trenwick America Reinsurance Corporation did not purchase an aggregate excess of loss ratio treaty after 1999.

At the time of the closing of the Trenwick/Chartwell merger (October 27, 1999), Chartwell Re Corporation purchased a reinsurance policy providing for up to $100,000 in coverage in order to indemnify Trenwick Group Inc. against unanticipated increases in Chartwell Re Corporation's reserves for business written on or before the date the merger was completed. Amounts recoverable under the agreement are presented gross in the balance sheet as reinsurance recoverable balances ($91,970 and $46,460 at year end 2000 and 1999, respectively) and as miscellaneous accounts receivable, included in other assets ($8,030 at year end 2000 and 1999). The related benefit for losses ceded to the agreement has been reflected as a reduction to claims and claims expenses incurred ($38,568 and $35,646 during 2000 and 1999, respectively) and the benefit related to other underwriting balances has been reflected as a reduction to underwriting expenses ($0 and $8,030 for 2000 and 1999, respectively). In addition, as part of the merger, Chartwell Re Corporation commuted several aggregate stop-loss contracts.

Reinsurance agreements provide for recovery of a portion of certain claims and claims expenses from reinsurers and retrocessionaires. Trenwick America Corporation remains liable in the event that the reinsurer or retrocessionaire is unable to meet its obligations; however, Trenwick America Corporation holds partial collateral under some of these agreements. Letters of credit, trust accounts and funds withheld in the aggregate amount of $291,303 (including interest) have been arranged in favor of Trenwick America Corporation collateralizing reinsurance recoverables with respect to certain reinsurers and retrocessionaires.

Trenwick America Reinsurance Corporation's reinsurance treaties consist principally of property catastrophe reinsurance treaties. Canterbury Financial Group Inc. purchases specific reinsurance programs for each of the programs underwritten by its insurance companies.

Reinsurance Recoverable Balances, Net

The components of reinsurance recoverable balances, net at year end 2000 and 1999 are as follows:

                                                        2000           1999
                                                      --------       --------
Paid claims                                           $ 38,209       $ 26,191
Unpaid claims and claims expenses, net of
  funds held offset of $139,000 and $126,222           472,954        376,566
                                                      --------       --------
Reinsurance recoverable balances, net                 $511,163       $402,757
                                                      ========       ========

Reinsurance recoverable balances at year end 2000 and 1999 are net of allowances for doubtful accounts of $8,940 and $6,569, respectively. Interest expense on funds held, incurred during the 2000, 1999 and 1998 years was recorded as a reduction to investment income and as an addition to the funds held offset.

Note 5  Investing Activities

Debt Security Investments

Trenwick America Corporation has classified all of its debt securities as "available for sale" and reported them at estimated fair value using quoted market prices or broker dealer quotes.

Fair value and amortized cost of debt securities at year end 2000 and 1999 are as follows:

                                                                 2000                                1999
                                                     ----------------------------        ----------------------------
                                                        Fair            Amortized          Fair             Amortized
                                                        Value              Cost            Value               Cost
                                                     ----------        ----------        ----------        ----------
U.S. federal and U.K. government
 securities, including agencies                      $  136,396        $  133,447        $  104,928        $   98,557
Other foreign government securities                      18,223            17,908            16,418            22,886
U.S. municipal government securities                    249,700           244,234           454,993           460,176
Mortgage and other asset-backed securities              337,184           330,204           286,313           288,589
Corporate and other debt securities                     264,658           263,847           257,262           260,918
                                                     ----------        ----------        ----------        ----------
Total                                                $1,006,161        $  989,640        $1,119,914        $1,131,126
                                                     ==========        ==========        ==========        ==========

Gross and net unrealized gains and losses on debt securities at year end 2000 and 1999 are as follows:

                                                             2000                               1999
                                                   -------------------------          -------------------------
                                                    Gains            Losses            Gains            Losses
                                                   --------         --------          --------         --------
U.S. federal and U.K. government
 securities, including agencies                    $  2,949         $     --          $    379         $   (465)
Other foreign government securities                     315               --                42              (53)
U.S. municipal government securities                  5,466               --             2,221           (7,404)
Mortgage and other asset-backed securities            7,097             (117)            1,244           (3,521)
Corporate and other debt securities                   5,000           (4,189)              434           (4,089)
                                                   --------         --------          --------         --------
Gross unrealized gains (losses)                    $ 20,827         $ (4,306)         $  4,320         $(15,532)
                                                   --------         ========          ========         ========
Net unrealized gains (losses)                      $ 16,521                                            $(11,212)
                                                   ========                                            ========

The fair value and amortized cost at year end 2000 are shown below by contractual maturity periods for all debt securities except mortgage-backed and asset-backed securities, which are included in the table based on expected maturity dates. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

                                                   Fair Value    Amortized Cost
                                                   ----------    --------------

Due in one year or less                            $   48,354      $   48,119
Due after one year through five years                 397,595         393,211
Due after five years through ten years                390,463         383,573
Due after ten years                                   169,749         164,737
                                                   ----------      ----------
Total maturities of debt securities                $1,006,161      $  989,640
                                                   ==========      ==========

Equity Security Investments

Trenwick America Corporation has classified all of its publicly traded equity securities as "available for sale" and reported them at estimated fair value using quoted market prices; non publicly traded equity securities, consisting principally of limited partnerships in which Trenwick America Corporation holds greater than 3% interest, are also reported at their equity value.

Fair value and cost of equity securities at year end 2000 and 1999 are as follows:

                                                                  2000                                1999
                                                        --------------------------          --------------------------
                                                          Fair           Amortized           Fair            Amortized
                                                         Value              Cost             Value              Cost
                                                        --------          --------          --------          --------
Publicly traded common and preferred stock              $ 82,919          $ 84,943          $ 97,075          $ 94,004
Limited partnerships                                      19,722            19,722            15,334            15,334
Private placement                                          1,000             1,000             1,000             1,000
                                                        --------          --------          --------          --------
Total                                                   $103,641          $105,665          $113,409          $110,338
                                                        ========          ========          ========          ========

Gross and net unrealized gains and losses on equity securities at year end 2000 and 1999 are as follows:

                                                                 2000                               1999
                                                      -------------------------           ------------------------
                                                       Gains            Losses             Gains           Losses
                                                      -------           -------           -------          -------
Publicly traded common and preferred stock            $ 3,160           $(5,184)          $ 6,690          $(3,619)
                                                      -------           -------           -------          -------
Gross unrealized gains (losses)                       $ 3,160           $(5,184)          $ 6,690          $(3,619)
                                                      =======           =======           =======          =======
Net unrealized gains (losses)                                           $(2,024)          $ 3,071
                                                                        =======           =======

Net Investment Income and Net Realized Investment Gains

Investment income, consisting of dividends and interest, is recognized in income when earned, net of investment expenses. The amortization of premiums and accretion of discount for debt securities is computed utilizing the interest method. The effective yield utilized in the interest method is adjusted when sufficient information exists to estimate the probability and timing of prepayments on mortgage-backed and other asset-backed securities. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security, and that adjustment is included in net investment income.

The sources of net investment income for the years ended December 31 are as follows:

                                           2000           1999           1998
                                         --------       --------       --------

Debt securities                          $ 68,264       $ 49,468       $ 43,466
Equity securities                           7,063          2,146          1,473
Cash and cash equivalents                   6,179          1,286            697
                                         --------       --------       --------
Gross investment income                    81,506         52,900         45,636
Investment expenses                       (14,905)       (12,609)        (8,455)
                                         --------       --------       --------
Net investment income                    $ 66,601       $ 40,291       $ 37,181
                                         ========       ========       ========

Included  in  investment   expense  is  imputed  interest  on  Trenwick  America
Corporation's funds held offset to reinsurance recoverable, which was $11,940, $10,636 and $7,009 for 2000, 1999 and 1998, respectively.

Realized gains or losses on disposition of investments are determined on the basis of the specific identification method. When fair values decline for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value.

The sources of net realized gains on sales of investments at year end 2000 and 1999 were as follows:

                                              2000          1999          1998
                                             -------       -------       -------

Debt security gains                          $ 2,124       $ 2,558       $   475
Equity security gains                          7,143         4,896         5,969
Debt security losses                          (2,423)       (6,483)           --
Equity security losses                           (76)           --            --
                                             -------       -------       -------
Net realized investment gains                  6,768           971         6,444
Applicable income taxes                        2,369           288         2,201
                                             -------       -------       -------
Net realized investment gains
  Included in net income                     $ 4,399       $   683       $ 4,243
                                             =======       =======       =======

Trenwick America Corporation generally limits its investments in debt securities that are rated below investment grade, as these investments are subject to a higher degree of credit risk than investment grade securities. Trenwick America Corporation closely monitors its below investment grade securities as well as the creditworthiness of the portfolio as a whole. During 1999, Trenwick America Corporation wrote down the fair value of certain debt securities by $5,179 and reflected the write down as realized losses on investments. Trenwick America Corporation did not write down the value of any investments during 2000 or 1998.

The changes in net unrealized gains (losses) on investments and their effects on other comprehensive income (loss) for 2000, 1999 and 1998 were as follows:

                                                                   2000                1999                1998
                                                                 --------            --------            --------
Net gains (losses) on debt securities                            $ 27,431            $(39,932)           $  2,054
Net gains (losses) on equity securities                             1,972               2,195               4,181
                                                                 --------            --------            --------
Net investment gains (losses) included
  in comprehensive income before income taxes                      29,403             (37,737)              6,235
Applicable income taxes (benefit)                                  10,291             (13,266)              2,128
                                                                 --------            --------            --------
Net investment gains (losses) included in
comprehensive income (loss)                                        19,112             (24,471)              4,107
Net realized investment (gains) losses
  included in net income (loss)                                    (4,399)                683              (4,243)
                                                                 --------            --------            --------
Net unrealized investment gains (losses) included in
  other comprehensive income (loss)                              $ 14,713            $(25,154)           $   (136)
                                                                 ========            ========            ========

Net investment gains (losses) included in other comprehensive income (loss) in 2000 are net of fair value adjustments of $1,875 on debt and equity securities recorded in connection with the Trenwick/LaSalle business combination.

Unrealized Investment Gains (Losses)

Net unrealized gains and losses on debt and equity securities are included in other comprehensive income, net of related deferred income taxes.

The  components  of  net  unrealized   investment  gains  (losses)  included  in
accumulated other comprehensive income, net of applicable deferred income taxes at year end 2000 and 1999 are as follows:

                                                            2000         1999
                                                          --------     --------

Net unrealized gains (losses) on debt securities          $ 16,521     $(11,212)
Net unrealized gains (losses) on equity securities          (2,024)       3,071
                                                          --------     --------
Net unrealized investment gains (losses)
   before income taxes                                      14,497       (8,141)
Applicable income taxes                                      5,074       (2,851)
                                                          --------     --------
   Total                                                  $  9,423     $ (5,290)
                                                          ========     ========

Note 6  Financing Activities

Indebtedness and Minority Interest

Par value and carrying value of indebtedness and minority interest at year end 2000 and 1999 are as follows:

                                                        2000                             1999
                                            -----------------------------     -----------------------------
                                             Par Value     Carrying Value      Par Value     Carrying Value
                                            -----------    --------------     -----------    --------------
Senior notes, 6.7%                          $    75,000      $    73,143      $    75,000      $    75,000
Senior notes, 10.25%                                 --               --           40,075           39,831
Senior credit facility                          181,379          181,379           94,501           94,501
Contingent interest notes                         1,000           28,767            1,000           34,699
                                            -----------      -----------      -----------      -----------
   Total indebtedness                           257,379          283,289          210,576          244,031
Mandatorily redeemable
   preferred capital securities                 110,000           87,059          110,000          110,000
                                            -----------      -----------      -----------      -----------
Total indebtedness and
  minority interest                         $   367,379      $   370,348      $   320,576      $   354,031
                                            ===========      ===========      ===========      ===========

Senior Notes

The 6.7% senior notes are due April 1, 2003 and are not subject to redemption prior to maturity. They are unsecured obligations and rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick America Corporation. Under the terms of the notes, Trenwick America Corporation is not restricted from incurring indebtedness, but is subject to limits on its ability to incur secured indebtedness for borrowed money. Interest on the notes is payable semi-annually; the imputed rate of interest on the notes is 6.9%.

In connection with the Trenwick/Chartwell merger as discussed in Note 1, Trenwick America Corporation indirectly assumed the obligations of its affiliate, Chartwell Re Holdings Corporation under the 10.25% senior notes. During the first quarter of 2000, these notes were redeemed and a loss of $825, net of deferred income taxes of $445, was recorded by Trenwick America Corporation.

Senior Credit Facility

Concurrent with the Trenwick/LaSalle business combination, Trenwick America Corporation and Trenwick Group Ltd.'s U.K. holding company entered into an amended and restated $490,000 credit agreement with various lending institutions. The agreement consists of both a $260,000 revolving credit facility and a $230,000 letter of credit facility. Trenwick America Corporation is the primary obligor with respect to the revolving credit facility, and Trenwick Group Ltd.'s U.K. holding company is the primary obligor with respect to the letter of credit facility. Guarantees are provided by LaSalle Re Holdings Limited and Trenwick Group Ltd. with respect to both Trenwick America Corporation's and Trenwick Group Ltd.'s U.K. holding company's obligations and additionally by Trenwick America Corporation with respect to Trenwick Group Ltd.'s U.K. holding company's obligations.

The credit agreement provides for a 364-day revolving credit facility with any outstanding borrowings converting to a four year term loan facility following the expiration of the 364 day period. In addition, the credit agreement provides for a five year letter of credit facility which may only be issued for the account of Lloyd's to support the syndicate participations of Trenwick Group Ltd.'s U.K. subsidiaries. The applicable interest rate on borrowings under the credit facility is generally 1.3% above the London Interbank Offered Rate and was 7.99% at year end 2000. A commitment fee of 0.25% is charged on the unused portion of the letter of credit facility. At the end of the revolving period, all outstanding revolving loans will convert to a four-year term loan facility, subject to scheduled principal amortization over the four-year period in accordance with the following schedule: 2002, 22.5%; 2003, 27.5%; 2004, 32.5%; 2005, 17.5%.

Trenwick America Corporation is obligated under the credit facility to repay a portion or all of the revolving credit facility or term loan facility in the event of equity issuances, asset sales and debt issuances by Trenwick Group Ltd. or its subsidiaries. At year end 2000, $181,379 of revolving loans were outstanding, and the utilized portion of the letter of credit facility was $230,000.

The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick Group Ltd.'s minimum interest coverage, debt to capital leverage, minimum earned surplus and tangible net worth. At year end 2000, Trenwick Group Ltd. is in compliance with the credit agreement covenants.

Prior to September 27, 2000, Trenwick America Corporation's credit agreement provided for a $170,000, 364 day revolving credit facility and a $230,000 five year letter of credit facility. As of December 31, 1999, Trenwick America Corporation had $94,501 of revolving loans outstanding, and the utilized portion of the letter of credit facility was $208,000.

Contingent Interest Notes

The contingent interest notes were issued immediately prior to Chartwell Re Corporation's acquisition of The Insurance Corporation of New York to protect Chartwell Re Corporation against the possibility of adverse development of that insurer's reserves for losses and loss adjustment expenses and long-tail casualty exposures, which are more fully described in Note 4. Trenwick Group Inc. assumed the obligations of Chartwell Re Corporation under the notes in the Trenwick/Chartwell merger, and Trenwick America Corporation subsequently assumed the obligations of Trenwick Group Inc. under the notes in the Trenwick/LaSalle business combination. The notes were issued in an aggregate principal amount of $1,000 with principal accruing interest at a rate of 8% per annum, compounded annually. The interest will not be payable until maturity or earlier redemption of the notes. In addition, the notes entitle the holders thereof to receive at maturity, in proportion to the principal amount of the notes held by them, an aggregate of from $10,000 up to $55,000, in contingent interest. Settlement of the notes may be made by payment of cash or, under certain specified conditions, by delivery of registered Trenwick Group Ltd. shares. For purposes of any settlement of the notes in Trenwick Group Ltd.'s common stock, the value ascribed to each share of common stock shall be 85% of an average of the closing sales prices of the common stock prior to the settlement date. The notes mature on June 30, 2006.

At December 31, 2000, the notes were recorded at the present value of the amount which is reasonably determined to be payable at maturity. Trenwick America Corporation believes that the insurer's liability for unpaid claims and claims expenses at year end 2000 is an appropriate estimate of projected ultimate losses and loss adjustment expenses to be paid and therefore, the amount of contingent interest on the notes presently expected to be paid at maturity is $46,306. The notes contain covenants, which relate to the maintenance of certain records and limitations on certain indebtedness. At December 31, 2000 Trenwick America Corporation is in compliance with those covenants.

Letter of Credit

An insurance subsidiary of Trenwick America Corporation has a $2,837 letter of credit to provide capital to support the participation in certain Lloyd's syndicates.

Future Minimum Indebtedness Payments

Future minimum payments on long term debt at year end 2000, assuming conversion of the revolving credit portion of the credit agreement to a four year term loan are as follows: 2001, $0; 2002, $40,810; 2003, $124,879; 2004, $58,948; 2005,
$31,742; 2006, $1,000.

Mandatorily Redeemable Preferred Capital Securities

The mandatorily  redeemable  preferred  capital  securities are obligations of a business trust subsidiary of Trenwick America Corporation. The capital securities mature in 2037, require preferential cumulative semi-annual cash distributions at an annual rate of 8.82% and are guaranteed by Trenwick America Corporation, within certain limits, as to distribution payments and liquidation or redemption payments. Interest charged to operations on the capital securities is at the imputed interest rate of 11.2%.

The business trust issuing the capital securities holds an investment in subordinated debentures of Trenwick America Corporation that have an aggregate principal amount of $113,403 and interest from that investment is the source of cash distributions on the capital securities. The capital securities are subject to mandatory redemption in certain circumstances pertaining to Trenwick America Corporation's prepayment or repayment of its subordinated debentures held by the trust. In the event of a default by Trenwick America Corporation with respect either to making required payments on the subordinated debentures or to its guarantee, holders of the capital securities may institute a direct action against Trenwick America Corporation.

In November 2000, LaSalle Re Limited, a Bermuda affiliate of Trenwick America Corporation, purchased $13,000 par value of the preferred capital securities in the open market for $9,902. The carrying value of the preferred capital securities at year end 2000 was $87,059. Interest expense of $162 was incurred by Trenwick America Corporation on the capital securities held by LaSalle Re Limited during 2000 and was included in interest payable at year end 2000.

Interest Expense and Dividends on Preferred Capital Securities

The components of interest expense and dividends on preferred capital securities for 2000, 1999 and 1998 were as follows:

                                                2000         1999         1998
                                               -------      -------      -------

Interest expense on indebtedness               $16,174      $ 8,479      $ 3,943
Dividends on capital securities                  9,702        9,702        9,702
Commitment and other fees                        1,177          369           11
                                               -------      -------      -------
Total                                          $27,053      $18,550      $13,656
                                               =======      =======      =======

Interest on indebtedness of $7,951, $1,164 and $6 was paid during 2000, 1999 and 1998, respectively. Dividends on preferred capital securities of $2,426 was paid during 2000, 1999 and 1998.

Common Shares

Trenwick America Corporation has 1,000 shares of $1.00 par value common shares authorized, 100 shares of which are outstanding. All of the outstanding shares of Trenwick America Corporation are held by a subsidiary of Trenwick Group Ltd. Dividends of $9,500 were declared and paid by Trenwick America Corporation to its parent company during 2000.

Note 7  Income Taxation

Trenwick America Corporation provides for income taxes based upon consolidated income reported in the financial statements.

In 2000, the income tax provision includes an income tax benefit of $445 applicable to an extraordinary loss on debt redemption. The components of the provision for income taxes for 2000, 1999 and 1998 are as follows:

                                             2000          1999          1998
                                           --------      --------      --------
Current and deferred components:
Current income taxes (benefit)             $(22,239)     $(17,411)     $  6,952
Deferred income taxes (benefit)                (289)        5,056        (2,190)
                                           --------      --------      --------
Total income taxes (benefit)               $(22,528)     $(12,355)     $  4,762
                                           ========      ========      ========

The income tax provision for each of the years presented differs from the amounts determined by applying the applicable U.S. statutory federal income tax rate of 35% to income (losses) before income taxes as a result of the following:

                                                                  2000                1999                1998
                                                                --------            --------            --------
Income (loss) before income taxes                               $(59,501)           $(22,250)           $ 30,369
                                                                --------            --------            --------
Expected income taxes (benefit)                                  (20,826)             (7,788)             10,629
  at statutory rate of 35%
Effect of tax-exempt investment income                            (5,077)             (6,227)             (6,049)
Effect of non-deductible goodwill and other expenses                 388                 252                  52
True-up for prior year returns                                     2,103                 682                  --
Change in valuation allowance                                         --                 770                  --
State income taxes                                                   411                 (44)                130
Foreign income taxes                                                 473                  --                  --
                                                                --------            --------            --------
Total U.S. federal income taxes (benefit)                       $(22,528)           $(12,355)           $  4,762
                                                                ========            ========            ========

Deferred income taxes are provided for based on an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Deferred income tax assets (liabilities) are attributable to the following temporary differences at year end 2000 and 1999:

                                                                        2000           1999
                                                                     ---------      ---------
Deferred income tax assets:
Discounting and other loss reserve adjustments                       $  33,947      $  38,599
Unearned premium income                                                  7,930          8,657
U.S. net operating losses                                               33,711         17,257
Contingent interest note                                                 9,552         11,514
Tax basis difference on investment securities                            7,419          4,866
Employee stock option and compensation plans                             1,211            687
Foreign tax credits                                                      4,579          4,979
Alternative minimum tax credits                                          5,256             71
Debt issuance costs                                                      1,688            770
Allowance for uncollectible reinsurance                                     --            905
Unrealized depreciation of investments available for sale                   --          2,851
Other deferred tax assets                                                2,852          4,056
Valuation allowance                                                     (2,976)        (4,979)
                                                                     ---------      ---------
Net deferred tax asset                                                 105,169         90,233
                                                                     ---------      ---------

Deferred income tax liabilities:
Deferred policy acquisition costs                                      (12,693)       (13,289)
Unrealized appreciation of investments available for sale               (5,074)            --
Earned but not reported premiums, net of loss and expense                 (310)        (2,358)
Accretion of market discount on debt securities                         (1,796)        (1,416)
Equity investment adjustments                                           (2,781)        (1,102)
Fair value adjustment of debt obligations                               (8,679)            --
Deferred intercompany transactions                                      (8,549)            --
Other deferred tax liabilities                                          (1,689)          (834)
                                                                     ---------      ---------
Gross deferred income tax liabilities                                  (41,571)       (18,999)
                                                                     ---------      ---------
Net deferred income tax asset                                        $  63,598      $  71,234
                                                                     =========      =========

At  year  end  2000,   Trenwick  America  Corporation  has  net  operating  loss
carryforwards of approximately $96,318 that will be available (subject to the annual limitation discussed below) to offset regular taxable income during the carryforward period which expires between 2007 and 2020. The amount that will expire in 2007 is $15,717; the remaining balance begins to expire in 2018. As a result of the Trenwick/LaSalle business combination, an ownership change took place on September 27, 2000, and approximately $65,479 of the total U.S. net operating loss carryforward became limited to an annual utilization of $5,228. The remaining $30,839 in U.S. net operating loss carryforwards are not so limited.

In connection with the Trenwick/LaSalle business combination, Trenwick America Corporation recorded a valuation allowance of $2,976 to reduce its deferred tax asset as sufficient uncertainty exists regarding the realizability of certain foreign tax credits.

Trenwick America Corporation periodically reviews the adequacy of valuation allowances and recognizes benefits only as the reassessment indicates that it is more likely than not that these benefits will be realized. Any reduction in the valuation allowance will be offset against goodwill. Realization of the related tax benefits will depend upon the recognition of future earnings from non-U.S. sources within the U.S.

operations or a change in circumstances that cause the recognition of these benefits to be more likely than not.

Income taxes of $27,766 were recovered during 2000; income taxes of $1,371 and $12,500 were paid during 1999 and 1998, respectively.

Note 8  Employee Benefits and Compensation Arrangements

Retirement Plans

Provisions for employee retirement plans are expensed as incurred.

Trenwick America Corporation has both a defined contribution pension plan and a 401(k) savings plan for substantially all full-time employees; the plans are administered by a life insurance company. Trenwick America Corporation contributes 8% of an eligible employee's total compensation to the pension plan; no employee contributions are made to the plan. Contributions to the pension plan were $823, $429, and $463 for the 2000, 1999 and 1998 years, respectively. Trenwick America Corporation matches 100% of employees' contributions to the savings plan up to 6% of each eligible employee's total compensation. During the years 2000, 1999 and 1998, Trenwick America Corporation contributed $625, $365, and $351, respectively, to the savings plan.

Restricted Common Share Awards

Trenwick Group Ltd. awards its restricted common shares to key employees of Trenwick America Corporation. At the time of the award, the market value of the shares is recorded as deferred compensation and is presented as a separate component of Trenwick Group Ltd.'s shareholders' equity. The deferred compensation is charged to Trenwick Group Ltd.'s income statement over the vesting period.

Compensation expense on restricted stock of $3,897, $982 and $744 was allocated to Trenwick America Corporation by Trenwick Group Ltd. in 2000, 1999 and 1998, respectively.

Share Options

Trenwick Group Ltd. grants share options for a fixed number of its common shares to employees of Trenwick America Corporation. The current accounting standard establishes a fair value based method of accounting for stock-based compensation plans; however, it permits an entity to continue to apply the accounting provisions of a previous standard and make pro forma disclosures of net income and earnings per share, as if the fair market value based method had been applied. Trenwick America Corporation continues to account for the share option grants in accordance with the previous standard and has included the pro forma disclosures required by the fair value based method below.

Trenwick Group Ltd. has several plans through which it makes options in its common shares available to employees of Trenwick America Corporation at the discretion of its board of directors. Exercise prices are generally fixed at the market value at the date of grant. Options vest and are exercisable on various terms, usually either over a five year period or up to a ten year period. All options have an expiration date not exceeding ten years.

Upon completion of LaSalle Re Holdings Limited's acquisition of Trenwick Group Inc. and the minority interest of LaSalle Re Limited, all of the options granted to employees of Trenwick America Corporation prior to 2000 became fully vested.

Pro Forma Information

All of the outstanding share options of Trenwick Group Ltd. were issued at an exercise price equal to the fair market value on the date of grant; therefore no compensation expense has been recognized for these grants. Had the fair value based method been applied, net income (loss) would have been $(37,622), $(10,168), and $25,388 for the years 2000, 1999 and 1998, respectively.

The pro forma adjustments relate to options granted from 1995 to 2000 are based on a fair value method using the Black-Scholes option pricing model. No effect has been given to options granted prior to 1995. Valuation and related assumption information for options granted in 2000, 1999 and 1998 are as follows:

                                                         2000        1999        1998
                                                         ----        ----        ----
Expected volatility                                      33.5%       28.0%       23.0%
Risk-free interest rate                                   5.0%        6.1%        5.6%
Dividend yield on Trenwick Group Ltd. common shares       0.6%        3.0%        3.1%

The Black-Scholes option valuation model was developed for use in estimating the fair value of options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because Trenwick Group Ltd.'s share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its share options.

Note 9  Comprehensive Income

Other comprehensive income consists of the change in the net unrealized appreciation of investments and the change in foreign currency translation adjustments, both net of income taxes.

The components of accumulated other comprehensive income at year end 2000 and 1999 are as follows:

                                                                      2000         1999
                                                                     -------      -------
Unrealized investment gains (losses), net of applicable
  deferred income taxes of $5,074 and $(2,851)                       $ 9,423      $(5,290)
Foreign currency translation adjustment, net of applicable
  deferred income taxes of $4 and $(784)                                   8       (1,458)
                                                                     -------      -------
Accumulated other comprehensive income (loss)                        $ 9,431      $(6,748)
                                                                     =======      =======

Note 10  Insurance Regulation

Trenwick America Corporation's insurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions available to be paid to Trenwick America Corporation by its insurance subsidiaries without prior approval of the insurance regulatory authorities.

Each of Trenwick America Corporation's insurance subsidiaries is subject to restrictions on the payments of dividends without prior approval from the state insurance regulator in its respective state of domicile. These restrictions are based upon certain measures of statutory surplus and net income. At year end 2000, Trenwick America Corporation's insurance subsidiaries had $48,299 available for the payment of dividends in 2001 without prior regulatory approval. Additionally, the insurance regulators in each of Trenwick America Corporation's subsidiaries' respective states of domicile require the insurance companies to calculate and report certain information under a risk-based capital formula which measures statutory capital and surplus needs based on the risks in a company's mix of business and investment portfolio. Based upon its calculation at year end 2000, Trenwick America Corporation's insurance subsidiaries each exceeded the capital levels prescribed by the risk-based capital formula.

Trenwick America Corporation's insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators in each of the subsidiaries' states of domicile. Combined statutory surplus of Trenwick America Corporation's insurance subsidiaries was $438,738 and $458,824 at year end 2000 and 1999, respectively. Combined statutory net income (loss) was $(16,192), $(47,603) and $40,930 for the 2000, 1999 and 1998 years, respectively.

Effective January 1, 2001, the domiciliary state insurance departments of Trenwick America Corporation's insurance subsidiaries, Connecticut, New York and North Dakota, adopted the codification of statutory accounting principles. The codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The cumulative effect of the adoption of the codification, which is expected to be approximately $21,000, primarily due to the recording of net deferred tax assets, will be recorded as an adjustment to increase statutory surplus of the Trenwick America Corporation's insurance subsidiaries.

The State of Connecticut Insurance Department has permitted one of Trenwick America Corporation's insurance subsidiaries domiciled in Connecticut to account for the reinsurance agreement purchased in connection with the Trenwick/Chartwell merger on a prospective basis in its statutory basis financial statements. This treatment is consistent with the U.S. GAAP accounting treatment of the contract. The New York State Insurance Department has required another of Trenwick Group Ltd.'s insurance subsidiaries, domiciled in New York, to account for that reinsurance agreement on a retroactive basis. The difference in these statutory accounting practices does not have an effect on the combined statutory surplus or net income of Trenwick Group Ltd.'s U.S. insurance subsidiaries. The terms of this reinsurance agreement are described in Note 4.

Debt securities and cash with a carrying value of $46,209 at year end 2000 were on deposit with various state or governmental insurance departments in order to comply with insurance laws.

Note 11  Other Assets and Other Liabilities

Investments in managing general agencies through which Trenwick America Corporation writes primary insurance business and in which it holds ownership interest of between 20% and 30% are recorded in other assets on the balance sheet. Based on the ownership interest and Trenwick America Corporation's ability to exercise significant influence on the operating and financial policies of these managing general agencies, these investments are accounted for under the equity method.

Premises  and  equipment,   including  leasehold  improvements  and  capitalized
software costs, are recorded at cost and are amortized or depreciated using the straight-line method over their useful lives.

Goodwill represents the unamortized excess of purchase price over the fair value of identifiable net assets of acquired entities. Trenwick America Corporation amortizes goodwill on a straight-line basis over twenty-five years. On a periodic basis, Trenwick America Corporation estimates the future undiscounted cash flows of the business to which the goodwill relates in order to ensure that its carrying value has not been impaired.

The components of other assets and other liabilities at year end 2000 and 1999 are as follows:

                                                             2000         1999
                                                           --------     --------
Other assets:
Funds held                                                 $ 14,556     $ 11,402
Investments in managing general agencies                      9,968        2,214
Premises and equipment, net of accumulated
  depreciation of $299 and $2,330, respectively               6,304        5,368
Deposits, prepaid expenses and loss funds                     9,179          746
Goodwill, net of accumulated amortization of $355            33,976           --
Miscellaneous accounts receivable                            13,019       13,273
Current income taxes receivable                              21,386       33,367
Other                                                         6,915        6,551
                                                           --------     --------
Total                                                       115,303     $ 72,921
                                                           ========     ========
Other liabilities:
Accounts payable and accrued expenses                      $ 21,234     $ 18,100
Security deposits for insureds                                7,788        5,858
Other                                                         3,879        3,204
                                                           --------     --------
Total                                                      $ 32,901     $ 27,162
                                                           ========     ========

Goodwill amortization of $355 was charged to operations during 2000.

Operating Lease Agreements

Trenwick America Corporation leases office space under non-cancelable operating leases which expire on various dates through 2008. Trenwick Group Ltd.'s future minimum lease commitments at year end 2000 total $11,621 and are payable as follows: 2001, $1,481; 2002, $1,482; 2003, $1,549; 2004, $1,597; 2005, $1,562
and thereafter, $3,950.

Total office rent expense for 2000, 1999 and 1998 was $2,060, $1,405 and $1,247, respectively.

Note 12  Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair values have been estimated based upon quoted market prices or broker dealer quotes and may vary in the near term.

The following table presents in summary form the carrying amounts and estimated fair values of Trenwick America Corporation's financial instruments at year end 2000 and 1999:

                                                     2000                               1999
                                         ---------------------------        ----------------------------
                                          Carrying          Fair             Carrying            Fair
                                           Amount           Value             Amount             Value
                                         ----------       ----------        ----------        ----------
Assets:

Debt securities                          $1,006,161       $1,006,161        $1,119,914        $1,119,914
Equity securities                           103,641          103,641           113,409           113,409
Cash and cash equivalents                   133,395          133,395            97,856            97,856
Deposits                                     21,547           21,547            20,227            20,227

Liabilities:

Senior notes 6.7%                            73,143           73,155            75,000            74,153
Senior notes 10.25%                              --               --            39,831            42,778
Senior credit facility                      181,379          181,379            94,501            96,524
Contingent interest notes                    28,767           28,767            34,699            34,699
Preferred capital securities                 87,059           84,799           110,000            91,982

Note 13  Commitments, Contingencies, Concentrations, and Related-Party
         Transactions

Restrictions on Certain Payments within Trenwick

Because Trenwick America Corporation's operations are conducted through its operating subsidiaries, Trenwick America Corporation is dependent upon the ability of its operating subsidiaries to transfer funds, principally in the form of cash dividends, tax reimbursements and other statutorily permissible payments. In addition to general legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, Trenwick America Corporation's insurance subsidiaries are subject to further regulations that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations, which is more fully described in Note 10. Management believes that current levels of cash flow from operations and assets held at the holding company level, together with receipt of dividends from Trenwick America Corporation's operating subsidiaries, will provide Trenwick America Corporation with sufficient liquidity to meet its operating needs over the next 12 months.

Litigation

Trenwick America Corporation is party to various legal proceedings generally arising in the normal course of its business. Trenwick America Corporation does not believe that the eventual outcome of any such proceeding will have a material effect on its financial condition or results of operations or cash flows. Trenwick America Corporation's subsidiaries are regularly engaged in the investigation and the defense of claims arising out of the conduct of their business. Pursuant to Trenwick America Corporation's insurance and reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

Investments and Cash Held as Collateral or on Deposit

Debt securities and cash with a carrying value of $121,887 are being held in trust as collateral for certain reinsurance obligations. In addition, cash in the amount of $3,602 has been pledged as collateral for letters of credit for reinsurance obligations.

Concentrations

During 2000, Trenwick America Corporation received 47% of its gross written premiums from three reinsurance brokers, of which Aon Reinsurance Agency accounted for 27%, E. W. Blanch and Company accounted for 11%, and Marsh and MacLennan accounted for 9%. During 1999, Aon Reinsurance Agency, Marsh and MacLennan and E.W. Blanch and Company provided 37%, 16% and 8% of Trenwick America Corporation's gross written premiums, respectively. Aon Reinsurance Agency provided 37% of Trenwick America Corporation's gross written premiums during 1998, and Peglar and Associates, Inc. and Willis Faber each provided 10%.

Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on the business and operations of Trenwick America Corporation, however management does not believe that the loss of such business would have a long-term adverse effect because of Trenwick America Corporation's competitive position within the reinsurance market and the availability of business from other brokers.

During 2000, Trenwick America Corporation received 31% of its assumed written premiums from three ceding companies, of which LDG Reinsurance Underwriters accounted for 21%, American International Group accounted for 5% and Duncanson and Holt Group accounted for 5%. Duncanson and Holt Group provided 12% of Trenwick America Corporation's assumed written premiums during 1999, and American International Group and CNA each accounted for 7% of assumed written premiums. In 1998, Trenwick America Corporation produced 11%, 11% and 10% of assumed written premiums from Duncanson and Holt, American International Group and Fort Washington Holdings, respectively.

Trenwick  America  Corporation  wrote  approximately  73% of its direct  written premiums during 2000 through four managing agencies of which Florida Intracoastal Underwriters, Ltd. accounted for 30%, HDR Insurance Services accounted for 21%, Inter-Reco, Inc. accounted for 12% and Risk Control Services accounted for 10%. During 1999, HDR Insurance Services, Florida Intracoastal Underwriters, Ltd., Inter-Reco, Inc. and Professional Insurance Underwriters, Inc. provided 23%, 19%, 13% and 11% of direct written premiums, respectively.

At year end 2000, 47% of Trenwick America Corporation's reinsurance recoverables on unpaid claims and claims expenses, net of funds held offsets, are recoverable from five principal retrocessionaires. These retrocessionaires are London Life and Casualty Reinsurance Corporation ($64,379), Zurich Reinsurance N.A. ($63,368), UNUM Life Insurance Company of America ($39,295), Centre Re-Insurance Ltd. ($37,201), and Continental Casualty Company ($17,505). Each of these companies is rated A or better by A.M. Best Company.

Included in deposits in the balance sheet at year end 2000 are $14,270 deposited with European International Reinsurance Limited and $7,277 deposited with Centre Reinsurance (Bermuda) Limited. Both of these deposits are collateralized by letters of credit.

Related Party Transactions

Included in other assets are Trenwick America Corporation's investments in managing general agencies through which it writes primary insurance business, as more fully described in Note 11. At year end 2000 and 1999, the carrying value of these investments totaled $9,968 and $2,214. During 2000 and 1999, Trenwick America Corporation incurred $37,898 and $6,238, respectively, of commission expense to these managing general agencies. At year end 2000 and 1999, Trenwick Group Ltd.'s balance sheet includes $25,494 and $28,740, respectively, of agents' balances receivable from these managing general agencies including installment premiums deferred and not yet due. The current portion of balances due from these managing general agencies are settled on a monthly basis.

Trenwick America Reinsurance Corporation has entered into a stop loss agreement with Trenwick International Ltd., one of its U.K. affiliates. During 2000,
Trenwick International Ltd. ceded claims and claims expenses of $5,039 to Trenwick America Corporation under this agreement. No losses were ceded under this agreement during 1999 or 1998. Unpaid claims and claims expenses related to this agreement at year end 2000 were $5,472.

Trenwick America Reinsurance Corporation has entered into a multi-layer excess of loss catastrophe reinsurance treaty with LaSalle Re Limited, a Bermuda affiliate. During 2000 and 1999, Trenwick America Reinsurance Corporation ceded $2,175 of premiums to LaSalle Re Limited. No losses have been ceded under this agreement and profit commissions receivable from LaSalle Re Limited was $1,849 at year end 2000.

Note 14  Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data for 2000, 1999, and 1998 is as follows:

                            Quarter ended           2000             1999              1998
                                                  ---------        ---------         ---------
Earned premiums             December 31           $  99,381        $  70,655         $  41,797
                            September 30            114,574           35,589            44,942
                            June 30                  48,333           42,163            47,137
                            March 31                 49,070           39,478            47,575

Net investment income       December 31              14,751           16,767             9,443
                            September 30             13,838            7,812             8,885
                            June 30                  27,977            7,883             9,513
                            March 31                 10,035            7,829             9,340

Net realized investment     December 31                 192           (1,207)            6,196
   gains (losses)           September 30              6,931             (409)               28
                            June 30                    (315)             139               118
                            March 31                    (40)           2,448               102

Net income (loss)           December 31              (7,082)            (999)            6,727
                            September 30            (37,835)         (18,594)            3,601
                            June 30                  19,830            3,509             7,025
                            March 31                (11,885)           6,189             8,255

Amounts for 1999 reflect the results of Chartwell Re Corporation from October 27, 1999, the date of acquisition.

                      Report of Independent Accountants on
                          Financial Statement Schedules



To the Board of Directors of
Trenwick America Corporation

Our audits of the consolidated financial statements referred to in our report dated February 7, 2001, (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in this Annual Report on Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
February 7, 2001

                  TRENWICK AMERICA CORPORATION AND SUBSIDIARIES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          TRENWICK AMERICA CORPORATION
                              (Parent Company Only)
                                  BALANCE SHEET
            (Amounts expressed in thousands of United States dollars)
                           December 31, 2000 and 1999


                                                                   2000             1999
                                                                 --------         --------
Assets:
     Investments in consolidated subsidiaries
       after minority interest of $87,059 and $110,000           $572,021         $523,963
     Cash and cash equivalents                                      8,686            1,600
     Due from consolidated subsidiaries                            54,816            4,730
     Net deferred income taxes                                     17,597            6,167
     Other assets                                                  51,892            6,430
                                                                 --------         --------
     Total assets                                                $705,012         $542,890
                                                                 --------         --------

Liabilities:
     Due to consolidated subsidiaries                            $ 88,158         $    225
     Other liabilities                                             19,255           10,580
     Indebtedness                                                 396,692          317,603
                                                                 --------         --------
     Total liabilities                                            504,105          328,408

Stockholder's equity                                              200,907          214,482
                                                                 --------         --------

     Total liabilities and stockholders' equity                  $705,012         $542,890
                                                                 ========         ========

                  TRENWICK AMERICA CORPORATION AND SUBSIDIARIES
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)

                          TRENWICK AMERICA CORPORATION
                              (Parent Company Only)
                             STATEMENT OF OPERATIONS
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2000, 1999 and 1998


                                                   2000              1999              1998
                                                ----------        ----------        ----------
Revenues:
Consolidated subsidiary dividends               $   19,269        $   53,400        $   30,100
Net investment income                                1,290                43                82
Other income                                         1,934               132                24
                                                ----------        ----------        ----------
     Total revenues                                 22,493            53,575            30,206

General and administrative expenses                 17,858             5,772             3,461
Interest expense and dividends
  on preferred capital securities                   26,934            16,586            14,056
                                                ----------        ----------        ----------
     Total expenses                                 44,792            22,358            17,517
                                                ----------        ----------        ----------

Income before equity in undistributed
  income of unconsolidated subsidiaries            (22,299)           31,217            12,689
Equity in undistributed income (loss) of
  consolidated subsidiaries                        (26,778)          (48,821)            6,865
                                                ----------        ----------        ----------

Net income (loss) before income taxes
     and extraordinary loss on debt                (49,077)          (17,604)           19,554
Extraordinary loss on debt                             825                --                --
                                                ----------        ----------        ----------
Net income (loss) before income taxes              (49,902)          (17,604)           19,554
Income taxes (benefit)                             (12,930)           (7,709)           (6,054)
                                                ----------        ----------        ----------
Net income (loss)                               $  (36,972)       $   (9,895)       $   25,608
                                                ==========        ==========        ==========

                  TRENWICK AMERICA CORPORATION AND SUBSIDIARIES
     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(continued)

                          TRENWICK AMERICA CORPORATION
                              (Parent Company Only)
                             STATEMENT OF CASH FLOWS
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2000, 1999 and 1998


                                                            2000             1999             1998
                                                         ----------       ----------       ----------
                                                                        (in thousands)
Operating activities:
     Interest and operating expenses paid                $   (6,196)      $       23       $       --
     General and administrative expenses paid               (17,506)          (5,772)          (3,461)
     Income taxes (paid) recovered                          (72,206)           1,201              (83)
     Underwriting expenses paid                             (31,521)         (15,102)         (15,455)
     Net investment income received                             244               --               84
     Other income                                            42,853           16,586           16,243
                                                         ----------       ----------       ----------
     Cash for operating activities                          (84,332)          (3,064)          (2,672)
                                                         ----------       ----------       ----------

Investing activities:
     Maturities of debt securities                               --               --              160
     Sales of debt securities                                   257              343              172
     Additions to premises and equipment                     (1,514)            (632)          (3,591)
     Investment in subsidiaries                               3,048             (835)              --
                                                         ----------       ----------       ----------

     Cash from (for) investing activities                     1,791           (1,124)          (3,259)
                                                         ----------       ----------       ----------

Financing activities:
     Issuance of indebtedness                                24,000               --               --
     Issuance costs of indebtedness                          (1,834)              --               --
     Net dividends received (paid)                            5,100            7,300            3,500
     Intercompany loans                                      62,361           (2,200)              --
                                                         ----------       ----------       ----------

     Cash from financing activities                          89,627            5,100            3,500
                                                         ----------       ----------       ----------

Change in cash and cash equivalents                           7,086              912           (2,431)

Cash and cash equivalents, beginning of year                  1,600              688            3,119
                                                         ----------       ----------       ----------

Cash and cash equivalents, end of year                   $    8,686       $    1,600       $      688
                                                         ==========       ==========       ==========

                  TRENWICK AMERICA CORPORATION AND SUBSIDIARIES
               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2000, 1999 and 1998


                                                         2000              1999               1998
                                                     -----------       -----------         -----------
Deferred policy acquisition costs
Treaty reinsurance                                   $    30,347       $    34,757
Specialty program insurance                                5,920             3,214
                                                     -----------       -----------
  Total                                                   36,267            37,971

Unpaid claims and claim expenses
Treaty reinsurance                                     1,226,543         1,223,981
Specialty program insurance                              169,961           142,214
                                                     -----------       -----------
  Total                                                1,396,504         1,366,195

Unearned premium income
Treaty reinsurance                                        92,224           110,909
Specialty program insurance                               84,950            63,133
                                                     -----------       -----------
  Total                                                  177,174           174,042

Net premiums earned
Treaty reinsurance                                       266,674           177,546             181,451
Specialty program insurance                               44,684            10,343                  --
                                                     -----------       -----------         -----------
  Total                                                  311,358           187,885             181,451

Net investment income
Treaty reinsurance                                        55,466            38,679              37,181
Specialty program insurance                                9,493             1,722                  --
Unallocated                                                1,642              (110)                 --
                                                     -----------       -----------         -----------
  Total                                                   66,601            40,291              37,181

Claims and claims expenses incurred
Treaty reinsurance                                       248,653           141,416             105,477
Specialty program insurance                               34,982             5,766                  --
                                                     -----------       -----------         -----------
  Total                                                  283,635           147,182             105,477

Policy acquisition costs
Treaty reinsurance                                        83,251            61,633              58,310
Specialty program insurance                                9,846               917                  --
                                                     -----------       -----------         -----------
  Total                                                   93,097            62,550              58,310

Underwriting expenses
Treaty reinsurance                                        15,292            15,007              13,777
Specialty program insurance                                7,012             2,687
                                                     -----------       -----------         -----------
  Total                                                   22,304            17,694              13,777

Net premiums written
Treaty reinsurance                                       251,851           165,744             176,122
Specialty program insurance                               54,028             5,641                  --
                                                     -----------       -----------         -----------
  Total                                              $   305,879       $   171,385         $   176,122


                  TRENWICK AMERICA CORPORATION AND SUBSIDIARIES
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
            (Amounts expressed in thousands of United States dollars)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                         Balance at   Balance at
                                                        Beginning of    End of
                                                           Period       Period
                                                        ------------  ----------
Year Ended December 31, 2000
Allowance for uncollectible
  reinsurance recoverable and premiums receivable          $ 6,569      $10,191

Year Ended December 31, 1999
Allowance for uncollectible
  reinsurance recoverable and premiums receivable          $ 6,402      $ 6,569

Year Ended December 31, 1998
  Allowance for uncollectible
  reinsurance recoverable and premiums receivable          $ 6,394      $ 6,402