Form 10-Q
period 2001-03-31
TRENWICK AMERICA CORP
filed 2001-05-15
CIK 1127783

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------
                                    FORM 10-Q
                                    --------

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.
          For the quarterly period ended March 31, 2001.

     (_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________.

                         Commission file number 0-31967


                          TRENWICK AMERICA CORPORATION
             (Exact name of registrant as specified in its charter)

                                   ----------
Delaware                                                  06-1087672
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                              One Canterbury Green
                           Stamford, Connecticut 06901
               (Address of principal executive offices) (zip code)

                                   ----------

Registrant's telephone number, including area code: 203-353-5500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                       Shares Outstanding
Description of Class                                   as of May 15, 2001
--------------------                                   ------------------
Common Stock - $1.00 par value                                100


The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q in the reduced disclosure format.

                          TRENWICK AMERICA CORPORATION
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                            Page
ITEM 1. Unaudited Consolidated Financial Statements

        Consolidated Balance Sheet
        March 31, 2001 and December 31, 2000 ...............................  1

        Consolidated Statement of Operations, Comprehensive Income and
        Changes in Common Stockholder's Equity
        Three Months ended March 31, 2001 and 2000 .........................  2

        Consolidated Statement of Cash Flows
        Three Months ended March 31, 2001 and 2000 .........................  3

        Notes to Unaudited Consolidated Financial Statements ...............  4


ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..............................................  7

                           PART II - OTHER INFORMATION

ITEM 1. Legal proceedings .................................................. 13

ITEM 2. Changes in Securities and Use of Proceeds .......................... 13

ITEM 3. Defaults Upon Senior Securities .................................... 13

ITEM 4. Submission of Matters to a Vote of Security Holders ................ 13

ITEM 5. Other Information .................................................. 13

ITEM 6. Exhibits and Reports on Form 8-K ................................... 13

Signatures ................................................................. 14

                          Trenwick America Corporation
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars)
                      March 31, 2001 and December 31, 2000


                                                                       (Unaudited)
                                                                           2001        2000
                                                                       ----------   ----------
ASSETS
Debt securities available for sale, at fair value                      $1,022,021   $1,006,161
Equity securities, at fair value                                           33,029      103,641
Cash and cash equivalents                                                 165,017      133,395
Accrued investment income                                                  12,316       14,006
Premiums receivable                                                       168,079      152,626
Reinsurance recoverable balances, net                                     514,938      511,163
Prepaid reinsurance premiums                                               74,007       63,879
Deferred policy acquisition costs                                          40,893       36,267
Deposits                                                                   21,680       21,547
Due from affiliates                                                        58,889       57,952
Net deferred income taxes                                                  64,758       63,598
Other assets                                                              131,158      115,303
                                                                       ----------   ----------
Total assets                                                           $2,306,785   $2,279,538
                                                                       ==========   ==========

LIABILITIES
Unpaid claims and claims expenses                                      $1,353,393   $1,396,504
Unearned premium income                                                   202,458      177,174
Reinsurance balances payable                                               54,123       26,401
Indebtedness                                                              280,201      283,289
Due to affiliates                                                          79,556       75,303
Other liabilities                                                          39,863       32,901
                                                                       ----------   ----------
Total liabilities                                                       2,009,594    1,991,572
                                                                       ----------   ----------

MINORITY INTEREST
Mandatorily redeemable preferred capital securities of
  subsidiary trust holding solely junior subordinated
  debentures of Trenwick America Corporation                               87,218       87,059
                                                                       ----------   ----------

COMMON STOCKHOLDER'S EQUITY
Common stock, $1.00 par value, 1,000 shares authorized and 100
  shares issued and outstanding, and additional paid in capital           112,371      114,847
Retained earnings                                                          83,376       76,629
Accumulated other comprehensive income                                     14,226        9,431
                                                                       ----------   ----------
Total common stockholder's equity                                         209,973      200,907
                                                                       ----------   ----------
Total liabilities, minority interest and common stockholder's equity   $2,306,785   $2,279,538
                                                                       ==========   ==========


The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
         Consolidated Statement of Operations, Comprehensive Income and
               Changes in Common Stockholder's Equity (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2001 and 2000


                                                                           2001         2000
                                                                        ---------    ---------
REVENUES
Net premiums earned                                                     $  72,823    $  51,838
Net investment income                                                      17,449       19,852
Net realized investment gains (losses)                                      2,104         (550)
Other income                                                                  829          963
                                                                        ---------    ---------
Total revenues                                                             93,205       72,103
                                                                        ---------    ---------

EXPENSES
Claims and claims expenses incurred                                        53,196       36,690
Policy acquisition costs                                                   25,449       14,898
Underwriting expenses                                                       4,539        5,348
General and administrative expenses                                           796        2,171
Interest expense and dividends on
  capital securities of subsidiary trust                                    5,149        7,789
Foreign currency losses                                                       351        1,105
                                                                        ---------    ---------
Total expenses                                                             89,480       68,001
                                                                        ---------    ---------
Income before income taxes and extraordinary item                           3,725        4,102
Applicable income taxes (benefit)                                          (3,022)       3,601
                                                                        ---------    ---------
Income before extraordinary item                                            6,747          501
Extraordinary loss on debt redemption, net of $445 income tax benefit          --          825
                                                                        ---------    ---------
Net income (loss)                                                       $   6,747    $    (324)
                                                                        =========    =========

COMPREHENSIVE INCOME (LOSS):
Net income (loss)                                                       $   6,747    $    (324)
                                                                        ---------    ---------
Other comprehensive income:
  Net unrealized investment gains                                           6,714        1,572
  Foreign currency translation adjustments                                 (1,919)        (486)
                                                                        ---------    ---------
  Total other comprehensive income                                          4,795        1,086
                                                                        ---------    ---------
Comprehensive income                                                    $  11,542    $     762
                                                                        =========    =========

CHANGES IN COMMON STOCKHOLDER'S EQUITY:
Common stockholder's equity, beginning of year                          $ 200,907    $ 214,482
Net capital transactions with affiliates                                     (468)       1,622
Adjustment to paid in capital related to Trenwick/LaSalle
  business combination                                                     (2,008)          --
Comprehensive income                                                       11,542          762
Dividends on common stock                                                      --       (9,500)
                                                                        ---------    ---------
Common stockholder's equity, end of period                              $ 209,973    $ 207,366
                                                                        =========    =========


The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
                Consolidated Statement of Cash Flows (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2001 and 2000


                                                          2001           2000
                                                       ---------      ---------
Cash for operating activities                          $ (33,587)     $ (51,764)
                                                       ---------      ---------
INVESTING ACTIVITIES:
Purchases of debt securities                            (280,578)       (97,582)
Sales of debt securities                                 261,684        128,439
Maturities of debt securities                             15,064         40,474
Purchases of equity securities                            (1,350)          (420)
Sales of equity securities                                71,948            368
Effect of exchange rate on cash                             (209)            --
Purchases of premises and equipment                         (188)          (387)
                                                       ---------      ---------
Cash from investing activities                            66,371         70,890
                                                       ---------      ---------

FINANCING ACTIVITIES:
Redemption of long term debt                                  --        (41,101)
Loans to affiliates                                       (1,162)       (11,592)
Dividends paid                                                --         (9,500)
Other, net                                                    --           (631)
                                                       ---------      ---------
Cash for financing activities                             (1,162)       (62,824)
                                                       ---------      ---------
Change in cash and cash equivalents                       31,622        (43,698)
Cash and cash equivalents, beginning of year             133,395         97,856
                                                       ---------      ---------
Cash and cash equivalents, end of period               $ 165,017      $  54,158
                                                       =========      =========


The accompanying notes are an integral part of these statements.

                          TRENWICK AMERICA CORPORATION
              Notes to Unaudited Consolidated Financial Statements
  (Amounts expressed in thousands of United States dollars except share data)
                   Three Months Ended March 31, 2001 and 2000

Note 1         Organization
Organization
and Basis of Trenwick America Corporation is a United States holding company Presentation whose principal subsidiaries underwrite specialty insurance and reinsurance.  Trenwick America  Corporation's  ultimate parent is
               Trenwick Group Ltd.,  which is a publicly  traded Bermuda holding
               company.   Prior  to  September   27,  2000,   Trenwick   America
               Corporation's parent was Trenwick Group Inc.

               On September 27, 2000, Trenwick Group Ltd., a newly formed company, acquired all of the assets and liabilities of Trenwick Group Inc. and all of the issued and outstanding common shares of LaSalle Re Holdings Limited and LaSalle Re Limited in exchange for Trenwick Group Ltd. common shares. Trenwick Group Inc. then distributed the shares received from Trenwick Group Ltd. to its shareholders in a liquidating distribution. Substantially all of Trenwick Group Inc.'s assets and liabilities were transferred from Trenwick Group Inc. to Chartwell Re Holdings Corporation (then a wholly-owned subsidiary of Trenwick Group Inc.) immediately prior to the Trenwick/LaSalle business combination. Chartwell Re Holdings Corporation then sold most of its United Kingdom and Bermuda subsidiaries to Trenwick Group Inc. at fair value. Immediately after the Trenwick/LaSalle business combination, Chartwell Re Holdings Corporation merged with and into Trenwick America Corporation, with Trenwick America Corporation as the surviving corporation. As a result of such merger, Trenwick America Corporation acquired Chartwell Insurance Company, The Insurance Corporation of New York and Dakota Specialty Insurance Company. The Trenwick/LaSalle business combination and its related transactions were completed on September 27, 2000. More details of this business combination are disclosed in Note 2.

               Basis of Presentation

               As discussed in Note 2, the business combination among LaSalle Re Holdings Limited, LaSalle Re Limited, Trenwick Group Inc. and Trenwick Group Ltd. was accounted for as a purchase by LaSalle Re Holdings Limited of the minority interest in LaSalle Re Limited and of Trenwick Group Inc. Accordingly, the assets and liabilities of Trenwick America Corporation have been adjusted to reflect their fair value, after consideration of the purchase price, as of September 27, 2000. In addition, a portion of the goodwill resulting from the business combination has been pushed down to Trenwick America Corporation and was reflected in the consolidated balance sheet as of September 27, 2000. During the three months ended March 31, 2001, an additional $2.0 million of goodwill was pushed down to Trenwick America Corporation due to the refinement of estimates used in the calculation of goodwill resulting from this business combination.

               As a result of the reorganization described above, the United Kingdom and Bermuda subsidiaries of Trenwick Group Inc. were sold to Trenwick Group Ltd., and the remaining net liabilities of Trenwick Group Inc., consisting primarily of indebtedness and preferred capital securities, were assumed by Trenwick America Corporation. These financial statements present the reorganization at historical cost in a manner similar to a pooling of interests business combination. Accordingly, the accompanying interim financial statements for the three months ended March 31, 2000 have been restated to reflect the combined operating results, cash flows, and financial position of the United States operations of Trenwick Group Inc.

               The interim financial statements include the accounts of Trenwick America Corporation and its subsidiaries after elimination of significant intercompany accounts and transactions. Certain items in the prior year financial statements have been reclassified to conform to the current presentation.

               These interim financial statements have been prepared in conformity with accounting principles that are generally accepted in the United States of America, sometimes referred to as U.S. GAAP. To prepare these interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts may differ from these estimates.

               The interim financial statements are unaudited; however, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for interim periods. These interim statements should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick America Corporation for the year ended December 31, 2000.


Note 2         Trenwick/LaSalle Business Combination
Business       On December 19,  1999,  LaSalle Re Holdings  Limited,  LaSalle Re
Combinations   Limited and Trenwick Group Inc. signed a definitive  agreement to combine  under a new  holding  company,  Trenwick  Group Ltd.  On
               September  27,  2000,   following   shareholder   and  regulatory
               approval,  the newly formed Trenwick Group Ltd. issued its common
               shares  on  a   one-for-one,   tax-free   basis  to  the   former
               shareholders  of  LaSalle  Re  Holdings  Limited,   the  minority
               shareholders of LaSalle Re Limited, then a 77.5% owned subsidiary of LaSalle Re Holdings Limited, and the former shareholders of Trenwick Group Inc.

Note 3         The  following   tables  present   business   segment   financial
Segment        information  for Trenwick  America  Corporation at March 31, 2001
Information    and  December  31, 2000 and for the three  months ended March 31,
               2001 and 2000:

                                                          2001          2000
               Total assets:                           ----------    ----------
               Treaty reinsurance                      $1,558,500    $1,777,324
               Specialty program insurance                478,888       376,994
               Unallocated                                269,397       125,220
                                                       ----------    ----------
               Total assets                            $2,306,785    $2,279,538
                                                       ==========    ==========

                                                          2001          2000
                                                       ----------    ----------
               Total revenues:
               Treaty reinsurance                      $   71,107    $   55,103
               Specialty program insurance                 19,571        16,034
               Unallocated                                  2,527           966
                                                       ----------    ----------
               Total revenues                          $   93,205    $   72,103
                                                       ==========    ==========

               Net income (loss)
               Treaty reinsurance                      $    7,059    $      913
               Specialty program insurance                  1,107           573
               Unallocated                                 (1,419)       (1,810)
                                                       ----------    ----------
               Net income (loss)                       $    6,747    $     (324)
                                                       ==========    ==========

               Revenues from transactions between operating segments, which are not material, have been eliminated in consolidation. Unallocated net income (loss) consists mainly of interest expense and dividends on preferred capital securities of subsidiary trust, net of applicable income taxes.

Note 4         The  components  of  premiums  written  and  earned for the three
Underwriting   months ended March 31, 2001 and 2000 are as follows:
Activities

                                                          2001          2000
                                                       ----------    ----------
               Assumed premiums written                $   81,498    $   88,530
               Direct premiums written                     68,591        11,441
                                                       ----------    ----------
               Gross premiums written                     150,089        99,971
               Ceded premiums written                     (52,722)      (47,407)
                                                       ----------    ----------
               Net premiums written                    $   97,367    $   52,564
                                                       ==========    ==========

               Assumed premiums earned                 $   62,208    $   79,301
               Direct premiums earned                      53,209        10,192
                                                       ----------    ----------
               Gross premiums earned                      115,417        89,493
               Ceded premiums earned                      (42,594)      (37,655)
                                                       ----------    ----------
               Net premiums earned                     $   72,823    $   51,838
                                                       ==========    ==========

MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting Trenwick America Corporation's results of operations for the three months ended March 31, 2001 and 2000. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick America Corporation contained in this filing as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick America Corporation for the year ended December 31, 2000. Trenwick America Corporation meets the conditions set forth in the General Instructions (H) (I) (a) and (b) of Form 10-Q and is therefore omitting certain information otherwise required by Item 2.

Overview

Trenwick  America  Corporation is a Delaware  holding company  headquartered  in
Stamford,   Connecticut  whose  principal   subsidiaries   underwrite  specialty
insurance and reinsurance.

Trenwick America Corporation operates through the following two principal operating platforms:

o Trenwick America Reinsurance Corporation underwrites treaty reinsurance on United States property and casualty risks, including United States reinsurance business previously written by Chartwell Re Corporation subsidiaries; and

o    Canterbury Financial Group Inc. underwrites specialty insurance through its
     operating   subsidiaries,   Chartwell  Insurance  Company,   The  Insurance
     Corporation of New York and Dakota Specialty Insurance Company.

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

Results of Operations - Three Months Ended March 31, 2001 and Three Months Ended March 31, 2000

                                                  2001        2000      Change
                                                --------    --------    -------
                                                         (in thousands)
Underwriting (loss)                             $(10,361)   $ (5,098)   $(5,263)
Net investment income                             17,449      19,852     (2,403)
Interest expense and dividends on
  preferred stock of subsidiary                   (5,149)     (7,789)     2,640
General and administrative expenses                 (796)     (2,171)     1,375
Other income, net                                    829         963       (134)
                                                --------    --------    -------
Pre-tax operating income                           1,972       5,757     (3,785)
Applicable income taxes (benefit)                 (3,635)      4,180     (7,815)
                                                --------    --------    -------
Operating income (loss)                            5,607       1,577      4,030
Net realized investment gains (losses),
  net of income taxes                              1,368        (358)     1,726
Foreign currency losses, net of  income taxes       (228)       (718)       490
                                                --------    --------    -------
Income before extraordinary item                   6,747         501      6,246
Extraordinary loss on debt redemption,
  net of $445 income tax benefit                      --         825        825
                                                --------    --------    -------
Net income (loss)                               $  6,747    $   (324)   $ 7,071
                                                ========    ========    =======

Operating income of $5.6 million in the three months ended March 31, 2001 represented a $4.0 million increase over the operating income of $1.6 million recorded in the three months ended March 31, 2000. This improvement was principally the result of a decrease in interest expense and dividends on preferred stock of subsidiary due to a $3.4 million decrease in amounts due under the contingent interest note as a result of adverse loss development subject to the terms of the notes which was recorded during the first quarter of 2001, combined with a decrease in general and administrative expenses and a reduction in estimated future income tax liabilities. The increase of $7.1 million in net income in 2001 when compared to 2000 was the result of the increase in net operating income, the increase in realized gains, and a reduction in foreign exchange losses which are discussed on page 11 under the caption "Non-Operating Income and Expenses."

Underwriting income (loss)

                                               2001         2000        Change
                                             --------     --------     --------
                                                       (in thousands)
Net premiums earned                          $ 72,823     $ 51,838     $ 20,985
                                             --------     --------     --------
Claims and claims expenses incurred            53,196       36,690       16,506
Acquisition costs and underwriting expenses    29,988       20,246        9,742
                                             --------     --------     --------
Total expenses                                 83,184       56,936       26,248
                                             --------     --------     --------
Net underwriting loss                        $(10,361)    $ (5,098)    $ (5,263)
                                             ========     ========     ========

Loss ratio                                       73.0%        70.8%         2.2%
Underwriting expense ratio                       41.2%        39.1%         2.1%
Combined ratio                                  114.2%       109.9%         4.3%

The underwriting loss of $10.4 million in 2001 represented a $5.3 million greater loss compared to the underwriting loss of $5.1 million in 2000. The increase in the underwriting loss was primarily due to adverse development on treaties acquired in a previous business combination which are now in runoff. The increase in the combined ratio in 2001 compared to 2000 also resulted from adverse development and commission adjustments on treaties in runoff described previously. Additionally, 2000 results included the benefit of an adverse development cover purchased in connection with a previous business combination, which was fully utilized as of December 31, 2000.

Premiums written

Gross premiums written for 2001 were $150.1 million compared to $100.0 million for the three months ended March 31, 2000, an increase of $50.1 million or 50.0%. Details of gross premiums written are provided below:

                                                2001          2000       Change
                                              --------      -------      -------
                                                         (in thousands)
Treaty reinsurance                            $ 81,531      $55,530      $26,001
Specialty program insurance                     68,558       44,441       24,117
                                              --------      -------      -------
Gross premiums written                        $150,089      $99,971      $50,118
                                              ========      =======      =======

Treaty reinsurance increased $26.0 million from the first quarter of 2000 primarily due to both increases in premium volume and changes in terms for existing treaties. Specialty program insurance gross premiums written increased from $44.4 million for the first quarter of 2000 to $68.6 million for the first quarter of 2001 due to increased volume on three of its larger programs combined with the addition of four new programs in 2001.

Premiums earned

                                               2001          2000       Change
                                            ---------     --------     --------
                                                       (in thousands)
Gross premiums written                      $ 150,089     $ 99,971     $ 50,118
Change in gross unearned premiums             (34,672)     (10,478)     (24,194)
                                            ---------     --------     --------
Gross premiums earned                         115,417       89,493       25,924
                                            ---------     --------     --------
Gross premiums ceded                          (52,722)     (47,407)      (5,315)
Change in ceded unearned premiums              10,128        9,752          376
                                            ---------     --------     --------
Ceded premiums earned                         (42,594)     (37,655)      (4,939)
                                            ---------     --------     --------
Net premiums earned                         $  72,823     $ 51,838     $ 20,985
                                            =========     ========     ========

Gross premiums ceded for the three months ended March 31, 2001 were $52.7 million compared to $47.4 million for the same period in 2000. The increase in gross premiums ceded of $5.3 million was due primarily to increased volume of the specialty program insurance segment.

Net premiums earned for the three months ended March 31, 2001 were $72.8 million compared to $51.8 million for 2000. The increase in net premiums earned is commensurate with the increase in net premiums written.

Claims and claims expenses

Claims and claims expenses for the three months ended March 31, 2001 were $53.2 million, an increase of $16.5 million compared to claims and claims expenses of $36.7 million for 2000. The increase in claims and claims expenses in 2001 is consistent with the increase in premium volume, and was also a result of adverse development of treaties in runoff.

Underwriting expenses

                                            2001          2000         Change
                                          -------       -------       --------
                                                     (in thousands)
Policy acquisition costs                  $25,449       $14,898       $ 10,551
Underwriting expenses                       4,539         5,348           (809)
                                          -------       -------       --------
Total underwriting expenses               $29,988       $20,246       $  9,742
                                          =======       =======       ========
Underwriting expense ratio                   41.2%         39.1%           2.1%
                                          =======       =======       ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for 2001 increased by $9.7 million compared to underwriting expenses for the three months ended March 31, 2000. Similar to claims and claims expenses, the increase was attributable to the increase in premiums written. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, were 41.2% for the three months ended March 31, 2001 compared to 39.1% for the same period in 2000. The increase in the underwriting expense ratio occurred principally because of a higher commission ratio on treaties in runoff.

Underwriting expenses for the three months ended March 31, 2001 as a percentage of earned premium was 6.2%, a decrease of 4.1% from 10.3% for the same period in 2000. The decrease in the underwriting expense ratio resulted primarily from a reallocation of expenses in 2001, when expenses in the specialty program insurance segment were reallocated from underwriting expenses to loss adjustment expenses.

Net Investment Income

                                          2001            2000         Change
                                      -----------     -----------     --------
                                                     (in thousands)
Average invested assets               $ 1,212,293     $ 1,281,588     $ 69,295
Average annualized yields                    6.96%           6.20%        0.76%
Investment income - portfolio              21,086          23,244       (2,158)
Investment expenses                        (3,637)         (3,392)        (245)
                                      -----------     -----------     --------
Net investment income                 $    17,449     $    19,852     $ (2,403)
                                      ===========     ===========     ========

Net investment income for the three months ended March 31, 2001 was $17.4 million compared to $19.9 million for the same period in 2000. The decrease in net investment income in 2001 was primarily due to a decrease in the average invested assets as a result of cash used in operations.

Interest Expense and Dividends on Preferred Stock of Subsidiaries

Interest expense and dividends on preferred stock of subsidiaries was $5.1 million for 2001, a decrease of $2.7 million from the same period in 2000. The decrease is primarily a result of a cumulative reduction in interest expense related to the contingent interest note.

Non-operating Income and Expenses

Net realized gains on investments, net of income taxes, were $1.4 million during the three months ended March 31, 2001, compared to net realized losses of $0.4 million for the three months ended March 31, 2000. Both the gains and losses were made as a result of security sales executed pursuant to an investment policy designed to protect the total returns on the portfolio.

Trenwick America Corporation recorded foreign currency losses, net of income taxes, of $0.2 million for the three months ended March 31, 2001, compared to foreign currency losses of $0.7 million for the three months ended March 31, 2000.

Accounting Standards

Effective January 1, 2001, Trenwick America Corporation implemented Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this statement had no effect on Trenwick America Corporation's consolidated financial statements.

Safe Harbor Disclosure

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Trenwick America Corporation sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, made by or on behalf of Trenwick America Corporation in this Quarterly Report on Form 10-Q and in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of Trenwick America Corporation and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have," and similar expressions.

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

-    Catastrophe   losses  in  Trenwick  America   Corporation's   domestic  and
     international property/casualty businesses;

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

-    Gains or losses related to changes in foreign currency exchange rates; and

-    Changes in Trenwick America Corporation's capital needs.

In addition to the factors outlined above that are directly related to Trenwick America Corporation's businesses, Trenwick America Corporation is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

The facts set forth above should be considered in connection with any forward-looking statement contained in this Quarterly Report on Form 10-Q. The important factors that could affect such forward-looking statements are subject to change, and Trenwick America Corporation does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note Trenwick America Corporation intends to avail itself of the safe harbor from liability with respect of forward-looking statements provided by
Section 27A and Section 21E referred to above.

                           PART II - OTHER INFORMATION


Item 1 Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                          Trenwick America Corporation
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2001                       /s/ James F. Billett, Jr.
                                             ----------------------------
                                             Name:  James F. Billett, Jr.
                                             Title: Chairman, President and
                                                    Chief Executive Officer


Date:  May 15, 2001                      /s/ Coleman D. Ross
                                             ----------------------------
                                             Name:  Coleman D. Ross
                                             Title: Executive Vice President and
                                                    Chief Financial Officer