Form 10-Q
period 2001-06-30
TRENWICK AMERICA CORP
filed 2001-08-14
CIK 1127783

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   --------

                                  FORM 10-Q
                                   --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2001.

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                to                  .
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

                              One Canterbury Green
                          Stamford, Connecticut 06901
              (Address of principal executive offices) (zip code)
                                   --------

Registrant's telephone number, including area code: 203-353-5500


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]     No  [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                    Shares Outstanding
  Description of Class                              as of August 14, 2001
-------------------------------                     ---------------------
 Common Stock - $1.00 par value                               100


The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q in the reduced disclosure format.

                          TRENWICK AMERICA CORPORATION
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                       Page
 ITEM 1.  Unaudited Consolidated Financial Statements

          Consolidated Balance Sheet
          June 30, 2001 and December 31, 2000 .......................    1

          Consolidated Statement of Operations,
          Comprehensive Income and Changes in Common
          Stockholder's Equity
          Three and Six Months Ended June 30, 2001 and
          2000 ......................................................    2

          Consolidated Statement of Cash Flows
          Three and Six Months Ended June 30, 2001 and
          2000 ......................................................    3

          Notes to Unaudited Consolidated Financial
          Statements ................................................    4


 ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations .............    7


                    PART II - OTHER INFORMATION

 ITEM 1.  Legal proceedings .........................................   16

 ITEM 2.  Changes in Securities and Use of Proceeds .................   16

 ITEM 3.  Defaults Upon Senior Securities ...........................   16

 ITEM 4.  Submission of Matters to a Vote of Security
          Holders ...................................................   16

 ITEM 5.  Other Information .........................................   16

 ITEM 6.  Exhibits and Reports on Form 8-K ..........................   16

Signatures ..........................................................   17

                          Trenwick America Corporation
                          Consolidated Balance Sheet
           (Amounts expressed in thousands of United States dollars)
                June 30, 2001 (Unaudited) and December 31, 2000


                                                            2001         2000
                                                         ----------   ----------
ASSETS
Debt securities available for sale, at fair
  value                                                  $1,060,940   $1,006,161
Equity securities, at fair value                             29,839      103,641
Cash and cash equivalents                                   110,103      133,395
Accrued investment income                                    13,515       14,006
Premiums receivable                                         168,029      152,626
Reinsurance recoverable balances, net                       543,973      511,163
Prepaid reinsurance premiums                                 86,099       63,879
Deferred policy acquisition costs                            43,452       36,267
Due from affiliates                                          60,921       57,952
Net deferred income taxes                                    78,208       63,598
Other assets                                                140,303      136,850
                                                         ----------   ----------
Total assets                                             $2,335,382   $2,279,538
                                                         ==========   ==========

LIABILITIES
Unpaid claims and claims expenses                        $1,394,917   $1,396,504
      Unearned premium income                               224,594      177,174
      Reinsurance balances payable                           47,559       26,401
      Indebtedness                                          295,261      283,289
      Due to affiliates                                      58,492       75,303
      Other liabilities                                      39,786       32,901
                                                         ----------   ----------
Total liabilities                                         2,060,609    1,991,572
                                                         ----------   ----------

MINORITY INTEREST
Mandatorily redeemable preferred capital
  securities of subsidiary trust holding
  solely junior subordinated debentures of
  Trenwick America Corporation                               87,377       87,059
                                                         ----------   ----------

COMMON STOCKHOLDER'S EQUITY
Common stock, $1.00 par value, 1,000 shares
  authorized and 100 shares issued and outstanding,
  and additional paid in capital                            100,731      114,847
Retained earnings                                            76,112       76,629
Accumulated other comprehensive income                       10,553        9,431
                                                         ----------   ----------
Total common stockholder's equity                           187,396      200,907
                                                         ----------   ----------
Total  liabilities,  minority interest and
   common stockholder's equity                           $2,335,382   $2,279,538
                                                         ==========   ==========


        The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
         Consolidated Statement of Operations, Comprehensive Income and
               Changes in Common Stockholder's Equity (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                Three and Six Months Ended June 30, 2001 and 2000

                                              Three Months               Six Months
                                         ----------------------    ----------------------
                                            2001        2000          2001        2000
                                         ---------    ---------    ---------    ---------
REVENUES

Net premiums earned                      $  87,214    $  51,266    $ 161,136    $ 103,104
Net investment income                       18,311       16,698       35,760       36,550
Net realized investment gains
  (losses)                                     252          195        2,356         (355)
Other income                                   789          827        1,618        1,790
                                         ---------    ---------    ---------    ---------
Total revenues                             106,566       68,986      200,870      141,089
                                         ---------    ---------    ---------    ---------


EXPENSES

Claims and claims expenses incurred         77,038       41,380      128,266       78,070
Policy acquisition costs                    25,104       13,411       50,703       28,309
Underwriting expenses                        4,277        5,014        8,378       10,362
General and administrative expenses            864        3,233        1,660        5,404
Interest expense and dividends on
  capital securities of subsidiary
  trust                                      7,670        9,364       16,173       17,153
Foreign currency losses (gains)                632         (301)         983          804
                                         ---------    ---------    ---------    ---------
Total expenses                             115,585       72,101      206,163      140,102
                                         ---------    ---------    ---------    ---------


Income (loss) before income taxes and
  extraordinary item                        (9,019)      (3,115)      (5,293)         987
Applicable income taxes (benefit)           (1,755)      (7,053)      (4,777)      (3,452)
                                         ---------    ---------    ---------    ---------
Income (loss) before extraordinary
  item                                      (7,264)       3,938         (516)       4,439
Extraordinary loss on debt redemption,
  net of $445
  income tax benefit                            --           --           --          825
                                         ---------    ---------    ---------    ---------
Net income (loss)                        $  (7,264)   $   3,938    $    (516)   $   3,614
                                         =========    =========    =========    =========
COMPREHENSIVE INCOME (LOSS):
Net income (loss)                        $  (7,264)   $   3,938    $    (516)   $   3,614
                                         ---------    ---------    ---------    ---------

Other comprehensive income (loss):
  Net unrealized investment gains
    (losses)                                (4,056)      (3,411)       2,657       (1,839)
  Foreign currency translation
    adjustments                                384       (1,749)      (1,535)      (2,235)
                                         ---------    ---------    ---------    ---------
  Total other comprehensive income
    (loss)                                  (3,672)      (5,160)       1,122       (4,074)
                                         ---------    ---------    ---------    ---------
Comprehensive income (loss)              $ (10,936)   $  (1,222)   $     606    $    (460)
                                         =========    =========    =========    =========
Changes in common
  stockholder's Equity:
Common stockholder's equity,
  beginning of year                      $ 209,973    $ 207,366    $ 200,907    $ 214,482
Net capital transactions with
  affiliates                               (11,641)      24,259      (12,109)      25,881
Adjustment to paid in capital
  related to Trenwick/LaSalle
  business combination                          --           --       (2,008)          --
Comprehensive income (loss)                (10,936)      (1,222)         606         (460)

Dividends on common stock                       --           --           --       (9,500)
                                         ---------    ---------    ---------    ---------
Common stockholder's equity, end of
  period                                   187,396    $ 230,403    $ 187,396    $ 230,403
                                         =========    =========    =========    =========


        The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
               Consolidated Statement of Cash Flows (Unaudited)
           (Amounts expressed in thousands of United States dollars)
               Three and Six Months Ended June 30, 2001 and 2000


                                           Three Months               Six Months
                                      ----------------------    ----------------------
                                         2001         2000         2001         2000
                                      ---------    ---------    ---------    ---------
OPERATING ACTIVITES:
Cash for operating activities         $ (12,079)   $  (4,418)   $ (45,666)   $ (56,182)
                                      ---------    ---------    ---------    ---------
Investing activities:
 Purchases of debt securities          (137,261)     (59,911)    (417,839)    (157,493)
 Sales of debt securities                82,034      111,540      343,718      239,979
 Maturities of debt securities            4,469       19,405       19,533       59,879
 Purchases of equity securities              88          (55)      (1,262)        (475)
 Sales of equity securities               9,133           --       81,081          368
 Effect of exchange rate on cash              5           --         (204)          --
 Other                                     (502)        (659)        (690)      (1,046)
                                      ---------    ---------    ---------    ---------
Cash from (for) investing
  activities                            (42,034)      70,320       24,337      141,212
                                      ---------    ---------    ---------    ---------
Financing activities:
Issuance of indebtedness                 14,000           --       14,000           --
Redemption of indebtedness                   --           --           --      (41,101)
Loans to affiliates                     (19,900)     (16,651)     (21,062)     (28,243)
Capital contribution from parent          5,099           --        5,099           --
Dividends paid                               --           --           --       (9,500)
Other, net                                   --           10           --         (621)
                                      ---------    ---------    ---------    ---------
Cash for financing activities              (801)     (16,641)      (1,963)     (79,465)
                                      ---------    ---------    ---------    ---------
Change in cash and cash equivalents     (54,914)      49,261      (23,292)       5,565
Cash and cash equivalents,
  beginning of year                     165,017           --      133,395       97,856
                                      ---------    ---------    ---------    ---------

Cash and cash equivalents, end of
  period                              $ 110,103    $  49,261    $ 110,103    $ 103,421
                                      =========    =========    =========    =========


        The accompanying notes are an integral part of these statements.

                          TRENWICK AMERICA CORPORATION
              Notes to Unaudited Consolidated Financial Statements
   (Amounts expressed in thousands of United States dollars except share data)
                Three and Six Months Ended June 30, 2001 and 2000


Note 1     Organization and Basis of Presentation

Organization

     Trenwick America Corporation is a United States holding company whose principal subsidiaries underwrite specialty insurance and reinsurance. Trenwick America Corporation's ultimate parent is Trenwick Group Ltd., which is a publicly traded Bermuda holding company.Prior to September 27, 2000, Trenwick America Corporation's parent was Trenwick Group Inc.

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

Basis of Presentation

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

     As a result of the reorganization described above, the United Kingdom and Bermuda subsidiaries of Trenwick Group Inc. were sold to Trenwick Group Ltd., and the remaining net liabilities of Trenwick Group Inc., consisting primarily of indebtedness and preferred capital securities, were assumed by Trenwick America Corporation. These financial statements present the reorganization at historical cost in a manner similar to a pooling of interests business combination. Accordingly, the accompanying interim financial statements for the three and six months ended June 30, 2000 have been restated to reflect the combined operating results, cash flows, and financial position of the United States operations of Trenwick Group Inc.

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

Note 2     Segment information

     The following tables present business segment financial information for Trenwick America Corporation at June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000:

     Total assets:                                  2001            2000
                                                 ----------      ----------
     Treaty reinsurance                          $1,545,666      $1,777,324
     Specialty program insurance                    522,851         376,994
     Unallocated                                    266,865         125,220
                                                 ----------      ----------
     Total assets                                $2,335,382      $2,279,538
                                                 ==========      ==========

                                      Three Months          Six Months
                                   ------------------   -------------------
                                     2001      2000       2001       2000
                                   --------   -------   --------   --------

     Total revenues:
     Treaty reinsurance            $ 81,007   $55,794   $153,215   $110,897

     Specialty program
       insurance                     23,152    12,715     42,723     28,749
     Unallocated                      2,407       477      4,932      1,443
                                   --------   -------   --------   --------
     Total revenues                $106,566   $68,986   $200,870   $141,089
                                   ========   =======   ========   ========

                                      Three Months           Six Months
                                   ------------------   -------------------
                                     2001      2000       2001       2000
                                   --------   -------   --------   --------
     Net income (loss):
     Treaty reinsurance            $  4,520   $13,065   $ 14,251   $ 13,978
     Specialty program
       insurance                     (8,302)    3,733     (6,510)     4,306
     Unallocated                     (3,482)  (12,860)    (8,257)   (14,670)
                                   --------   -------   --------   --------
     Net income (loss)             $ (7,264)  $ 3,938   $   (516)  $  3,614
                                   ========   =======   ========   ========

     Revenues from transactions between operating segments, which are not material, have been eliminated in consolidation. Unallocated net income
     (loss) consists mainly of
     interest expense and dividends on preferred capital securities of subsidiary trust, net of applicable income taxes.

Note 3     Underwriting Activities

     The components of premiums written and earned for the six months ended June 30, 2001 and 2000 are as follows:

                                   Three Months               Six Months
                              ----------------------    ----------------------
                                2001          2000        2001          2000
                              ---------    ---------    ---------    ---------
     Assumed premiums
       written                $  79,511    $  74,542    $ 162,108    $ 163,072
     Direct premiums
       written                   74,898       80,540      143,489       91,981
                              ---------    ---------    ---------    ---------
     Gross premiums written     154,409      155,082      305,597      255,053
     Ceded premiums written     (57,152)     (91,886)    (109,874)    (139,293)
                              ---------    ---------    ---------    ---------
     Net premiums written     $  97,257    $  63,196    $ 195,723    $ 115,760
                              =========    =========    =========    =========

     Assumed premiums
       earned                 $  75,917    $  71,273    $ 139,224    $ 150,574
     Direct premiums earned      57,203       66,728      110,412       76,920
                              ---------    ---------    ---------    ---------
     Gross premiums earned      133,120      138,001      249,636      227,494
     Ceded premiums earned      (45,906)     (86,735)     (88,500)    (124,390)
                              ---------    ---------    ---------    ---------
     Net premiums earned      $  87,214    $  51,266    $ 161,136    $ 103,104
                              =========    =========    =========    =========

Note 4     Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued statements covering business combinations and goodwill and other intangible assets, which are required to be adopted at the beginning of 2002. The business combination statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The goodwill and other intangible assets statement changes the expensing of goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.

     Trenwick America Corporation has not determined the effect that this statement will have on its consolidated financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting Trenwick America Corporation's results of operations for the three and six months ended June 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick America Corporation contained in this filing as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick America Corporation for the year ended December 31, 2000. Trenwick America Corporation meets the conditions set forth in the General Instructions (H) (I) (a) and (b) of Form 10-Q and is therefore omitting certain information otherwise required by Item 2.

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

Results of Operations - Three Months Ended June 30, 2001 and Three Months Ended June 30, 2000

                                               2001         2000        Change
                                             --------     --------     --------
                                                       (in thousands)

Underwriting loss                            $(19,205)    $ (8,539)    $(10,666)
Net investment income                          18,311       16,698        1,613
Interest expense and dividends on
  preferred stock of subsidiary                (7,670)      (9,364)       1,694
General and administrative expenses              (864)      (3,233)       2,369
Other income                                      789          827          (38)
                                             --------     --------     --------
Pre-tax operating loss                         (8,639)      (3,611)      (5,028)

Applicable income taxes (benefit)              (1,622)      (7,227)       5,605
                                             --------     --------     --------
Operating income (loss)                        (7,017)       3,616      (10,633)
Net realized investment gains, net
  of income taxes                                 164          127           37
Foreign currency (losses) gains,
  net of  income taxes                           (411)         195         (606)
                                             --------     --------     --------
Net income (loss)                            $ (7,264)    $  3,938     $(11,202)
                                             ========     ========     ========

The operating loss of $7.0 million in the three months ended June 30, 2001 represented a $10.6 million decrease from operating income of $3.6 million recorded in the three months ended June

30, 2000. This decline was principally the result of reserve strengthening recorded in the second quarter of 2001, offset in part by a decrease in general and administrative expenses. The decrease of $11.2 million in net income in 2001 when compared to 2000 was primarily the result of the decrease in operating income.

Underwriting income (loss)

                                         2001            2000          Change
                                       ---------       --------       --------
                                                     (in thousands)

Net premiums earned                    $  87,214       $ 51,266       $ 35,948
                                       ---------       --------       --------
Claims and claims expenses
  incurred                                77,038         41,380         35,658
Acquisition costs and
  underwriting expenses                   29,381         18,425         10,956
                                       ---------       --------       --------
Total expenses                           106,419         59,805         46,614
                                       ---------       --------       --------
Net underwriting loss                  $ (19,205)      $ (8,539)      $(10,666)
                                       =========       ========       ========

Loss ratio                                  88.3%          80.7%           7.6%
Underwriting expense ratio                  33.7%          35.9%          (2.2)%
Combined ratio                             122.0%         116.6%           5.4%

The underwriting loss of $19.2 million in 2001 represented a $10.7 million greater loss compared to the underwriting loss of $8.5 million in 2000. The increase in the underwriting loss was primarily due to loss reserve strengthening of $32.2 million recorded during 2001 arising from business written in prior years. The increase in the combined ratio in 2001 compared to 2000 is also a result of the reserve strengthening noted above, partially offset by a decrease in the underwriting expense ratio.

Premiums written

Gross premiums written for 2001 were $154.4 million compared to $155.1 million for the three months ended June 30, 2000, a decrease of $0.7 million or 0.5%. Details of gross premiums written are provided below:

                                             2001          2000         Change
                                           --------      --------      --------
                                                      (in thousands)

Treaty reinsurance                         $ 79,478      $107,542      $(28,064)
Specialty program insurance                  74,931        47,540        27,391
                                           --------      --------      --------
Gross premiums written                     $154,409      $155,082      $   (673)
                                           ========      ========      ========

Treaty reinsurance decreased $28.1 million from the second quarter of 2000 primarily due to the non-renewal of a fronting arrangement acquired in a previous business combination. Specialty program insurance gross premiums written increased from $47.5 million for the second quarter of 2000 to $74.9 million for the second quarter of 2001 due to increased volume on three of its larger existing programs combined with the addition of four new programs in 2001.

Premiums earned

                                          2001           2000           Change
                                       ---------       ---------       --------
                                                    (in thousands)

Gross premiums written                 $ 154,409       $ 155,082       $   (673)
Change in gross unearned
  premiums                               (21,289)        (17,081)        (4,208)
                                       ---------       ---------       --------
Gross premiums earned                    133,120         138,001         (4,881)
                                       ---------       ---------       --------

Gross premiums ceded                     (57,152)        (91,886)        34,734
Change in ceded unearned
  premiums                                11,246           5,151          6,095
                                       ---------       ---------       --------
Ceded premiums earned                    (45,906)        (86,735)        40,829
                                       ---------       ---------       --------
Net premiums earned                    $  87,214       $  51,266       $ 35,948
                                       =========       =========       ========

Gross premiums ceded for the three months ended June 30, 2001 were $57.1 million compared to $91.9 million for the same period in 2000. The decrease in gross premiums ceded of $34.7 million was due primarily to the non-renewal of the fronting arrangement previously described.

Net premiums earned for the three months ended June 30, 2001 were $87.2 million compared to $51.3 million for 2000. The increase in net premiums earned is commensurate with the increase in net premiums written.

Claims and claims expenses

Claims and claims expenses for the three months ended June 30, 2001 were $77.0 million, an increase of $35.6 million compared to claims and claims expenses of $41.4 million for 2000. The increase in claims and claims expenses in 2001 is consistent with the increase in premium volume, and included reserve strengthening of $32.2 million and $10.5 million of additional claims and claims expenses related to a stop loss reinsurance arrangement with an affiliate. These amounts were reduced by a benefit of $25.7 million recorded under the terms of a loss sharing agreement, also with affiliates, compared to a charge of $6.2 million recorded for this agreement during the same period of 2000. The reserve strengthening of $32.2 million included $17.4 million related to the treaty reinsurance segment's directors and officer's liability business, which was underwritten prior to 2001 and $14.8 million of loss reserve strengthening related to one of the specialty program insurance segment's programs.

Underwriting expenses

                                          2001           2000          Change
                                        --------       --------       --------
                                                     (in thousands)

Policy acquisition costs                $ 25,104       $ 13,411       $ 11,693
Underwriting expenses                      4,277          5,014           (737)
                                        --------       --------       --------
Total underwriting expenses             $ 29,381       $ 18,425       $ 10,956
                                        ========       ========       ========
Underwriting expense ratio                  33.7%          35.9%          (2.2)%
                                        ========       ========       ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for 2001 decreased by $0.7 million compared to underwriting expenses for the three months ended June 30, 2000. Policy acquisition costs as a percentage of earned premium were 28.8% for the three months ended June 30, 2001, a 2.6% increase over the same period in 2000. The increase in the acquisition ratio is primarily the result of a higher commission ratio on treaties in runoff. Underwriting expenses for the three months ended June 30, 2001 as a percentage of earned premium was 4.9%, a decrease of 4.9% from 9.8% for the same period in 2000. The decrease in the underwriting expense ratio resulted primarily from a reallocation of expenses in 2001, when expenses in the specialty program insurance segment were reallocated from underwriting expenses to loss adjustment expenses. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, were 33.7% for the three months ended June 30, 2001 compared to 35.9% for the same period in 2000.

Net Investment Income

                                      2001             2000          Change
                                   -----------     -----------     -----------
                                                  (in thousands)

Average invested assets            $ 1,193,634     $ 1,216,237     $   (22,603)
Average annualized yields                 7.28%           5.49%           1.79%
                                   -----------     -----------     -----------
Investment income-portfolio             21,688          20,426           1,262
Investment expenses                     (3,377)         (3,728)            351
                                   -----------     -----------     -----------
Net investment income              $    18,311     $    16,698     $     1,613
                                   ===========     ===========     ===========

Net investment income for the three months ended June 30, 2001 was $18.3 million compared to $16.7 million for the same period in 2000. The increase in net investment income in 2001 was primarily due to the repositioning of investments from equity securities and tax-exempt securities into higher yielding debt securities.

Interest Expense and Dividends on Preferred Stock of Subsidiary

Interest expense and dividends on preferred stock of subsidiaries was $7.7 million for 2001, an decrease of $1.7 million from the same period in 2000. The increase is primarily a result of a reduction in interest rates over the previous nine months.

Non-operating Income and Expenses

Net realized gains on investments, net of income taxes, were $0.2 million during the three months ended June 30, 2001, compared to net realized gains of $0.1 million for the three months ended June 30, 2000. The gains were made as a result of security sales executed pursuant to an investment policy designed to protect the total returns on the portfolio.

Trenwick America Corporation recorded foreign currency losses, net of income taxes, of $0.4 million for the three months ended June 30, 2001, compared to foreign currency gains of $0.2 million for the three months ended June 30, 2000.

Results of Operations - Six Months Ended June 30, 2001 and Six Months Ended June 30, 2000

                                                 2001        2000       Change
                                               --------    --------    --------
                                                         (in thousands)

Underwriting loss                              $(26,211)   $(13,637)   $(12,574)
Net investment income                            35,760      36,550        (790)
Interest expense and dividends on
  preferred stock of subsidiary                 (16,173)    (17,153)        980
General and administrative expenses              (1,660)     (5,404)      3,744
Other income                                      1,618       1,790        (172)
                                               --------    --------    --------
Pre-tax operating income (loss)                  (6,666)      2,146      (8,812)
Applicable income taxes (benefit)                (5,258)     (3,047)     (2,211)
                                               --------    --------    --------
Operating income (loss)                          (1,408)      5,193      (6,601)
Net realized investment gains (losses),
  net of income taxes                             1,531        (231)      1,762
Foreign currency losses, net of
  income taxes                                     (639)       (523)       (116)
                                               --------    --------    --------
Income (loss) before  extraordinary
  item                                             (516)      4,439      (4,955)
Extraordinary loss on debt
  redemption, net of $445 income
  tax benefit                                        --         825         825
                                               --------    --------    --------
Net income (loss)                              $   (516)   $  3,614    $ (4,130)
                                               ========    ========    ========

The operating loss of $1.4 million in the six months ended June 30, 2001 represented a $6.6 million decrease from the operating income of $5.2 million recorded in the six months ended June 30, 2000. This decline was principally the result of loss reserve strengthening recorded during the first half of 2001, combined with a decrease in general and administrative expenses. The decrease of $4.1 million in net income in 2001 when compared to 2000 was the result of the decrease in net operating income, partially offset by the increase in realized gains and the absence of an extraordinary loss in 2001.

Underwriting income (loss)

                                        2001           2000           Change
                                     ---------       ---------       ---------
                                                   (in thousands)

Net premiums earned                  $ 161,136       $ 103,104       $  58,032
                                     ---------       ---------       ---------
Claims and claims expenses
  incurred                             128,266          78,070          50,196
Acquisition costs and
  underwriting expenses                 59,081          38,671          20,410
                                     ---------       ---------       ---------
Total expenses                         187,347         116,741          70,606
                                     ---------       ---------       ---------
Net underwriting loss                $ (26,211)      $ (13,637)      $ (12,574)
                                     =========       =========       =========

Loss ratio                                79.6%           75.7%            3.9%
Underwriting expense ratio                36.7%           37.5%           (0.8)%
Combined ratio                           116.3%          113.2%            3.1%

The underwriting loss of $26.2 million in 2001 represented a $12.6 million greater loss compared to the underwriting loss of $13.6 million in 2000. The increases in the underwriting loss and the combined ratio in 2001 compared to 2000 were both primarily due to loss reserve strengthening recorded during the first half of 2001.

Premiums written

Gross premiums written for 2001 were $305.6 million compared to $255.1 million for the six months ended June 30, 2000, an increase of $50.5 million or 19.8%. Details of gross premiums written are provided below:

                                             2001          2000         Change
                                           --------      --------      --------
                                                      (in thousands)

Treaty reinsurance                         $162,108      $163,072      $   (964)
Specialty program insurance                 143,489        91,981        51,508
                                           --------      --------      --------
Gross premiums written                     $305,597      $255,053      $ 50,544
                                           ========      ========      ========

Treaty reinsurance premiums decreased $1.0 million from the six months of 2000, which can be attributed to the non-renewal of a fronting arrangement acquired in a previous business combination, offset by higher than anticipated premium volume for the 2001 underwriting year. Specialty program insurance gross premiums written increased from $92.0 million for the six months of 2000 to $143.5 million for the six months of 2001 due to increased volume on three of its larger programs combined with the addition of four new programs in 2001.

Premiums earned

                                        2001            2000            Change
                                      ---------       ---------       ---------
                                                    (in thousands)

Gross premiums written                $ 305,597       $ 255,053       $  50,544
Change in gross unearned
  premiums                              (55,961)        (27,559)        (28,402)
                                      ---------       ---------       ---------
Gross premiums earned                   249,636         227,494          22,142
                                      ---------       ---------       ---------
Gross premiums ceded                   (109,874)       (139,293)         29,419
Change in ceded unearned
  premiums                               21,374          14,903           6,471
                                      ---------       ---------       ---------
Ceded premiums earned                   (88,500)       (124,390)         35,890
                                      ---------       ---------       ---------
Net premiums earned                   $ 161,136       $ 103,104       $  58,032
                                      =========       =========       =========

Gross premiums ceded for the six months ended June 30, 2001 were $109.9 million compared to $139.3 million for the same period in 2000. The decrease in gross premiums ceded of $29.4 million was due primarily to the non-renewal of a fronting arrangement acquired in a previous business combination.

Net premiums earned for the six months ended June 30, 2001 were $161.1 million compared to $103.1 million for 2000. The increase in net premiums earned is commensurate with the increase in net premiums written.

Claims and claims expenses

Claims and claims expenses for the six months ended June 30, 2001 were $128.3 million, an increase of $50.2 million compared to claims and claims expenses of $78.1 million for 2000. The increase in claims and claims expenses in 2001 is consistent with the increase in premium volume, and is also attributable to the $32.2 million of loss reserve strengthening recorded during the first half of 2001 and $10.5 million of additional claims and claims expenses related to a stop loss reinsurance arrangement with an affiliate. The reserve strengthening of $32.2 million included $17.4 million related to the treaty reinsurance segment's directors and officer's liability business, which was underwritten prior to 2001 and $14.8 of the loss reserve strengthening recorded in 2001 related to one of the specialty program insurance segment's programs.

Underwriting expenses

                                          2001           2000          Change
                                        --------       --------       --------
                                                    (in thousands)

Policy acquisition costs                $ 50,703       $ 28,309       $ 22,394
Underwriting expenses                      8,378         10,362         (1,984)
                                        --------       --------       --------
Total underwriting expenses             $ 59,081       $ 38,671       $ 20,410
                                        ========       ========       ========
Underwriting expense ratio                  36.7%          37.5%          (0.8)%
                                        ========       ========       ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for 2001 increased by $20.4 million compared to underwriting expenses for the six months ended June 30, 2000. Policy acquisition costs as a percentage of earned premium were 31.5% for the six months ended June 30, 2001, a 4.0% increase over the same period in 2000. The increase in the acquisition ratio is primarily the result of a higher commission ratio on treaties in runoff. Underwriting expenses for the six months ended June 30, 2001 as a percentage of earned premium was 5.2%, a decrease of 4.9% from 10.1% for the same period in 2000. The decrease in the underwriting expense ratio resulted primarily from a reallocation of expenses in 2001, when expenses in the specialty program insurance segment were reallocated from underwriting expenses to loss adjustment expenses. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, were 36.7% for the six months ended June 30, 2001 compared to 37.5% for the same period in 2000.

Net Investment Income

                                         2001           2000          Change
                                      ----------     ----------     ----------
                                                    (in thousands)

Average invested assets               $1,204,649     $1,257,264     $   52,615
Average annualized yields                   7.10%          5.81%          1.29%
                                      ----------     ----------     ----------
Investment income-portfolio               42,774         43,670           (896)
Investment expenses                       (7,014)        (7,120)           106
                                      ----------     ----------     ----------
Net investment income                 $   35,760     $   36,550     $     (790)
                                      ==========     ==========     ==========

Net investment income for the six months ended June 30, 2001 was $35.8 million compared to $36.6 million for the same period in 2000. The decrease in net investment income in 2001 was primarily due to a decrease in the average invested assets as a result of cash used in operations.

Interest Expense and Dividends on Preferred Stock of Subsidiaries

Interest expense and dividends on preferred stock of subsidiaries was $16.2 million for 2001, a decrease of $1.0 million from the same period in 2000. The decrease is primarily a result of a reduction in interest rates over the previous nine months.

Non-operating Income and Expenses

Net realized gains on investments, net of income taxes, were $1.5 million during the six months ended June 30, 2001, compared to net realized losses of $0.2 million for the six months ended June 30, 2000. Both the gains and losses were made as a result of security sales executed pursuant to an investment policy designed to protect the total returns on the portfolio.

Trenwick America Corporation recorded foreign currency losses, net of income taxes, of $0.6 million for the six months ended June 30, 2001, compared to foreign currency losses of $0.5 million for the six months ended June 30, 2000.

Accounting Standards

In July 2001, the Financial Accounting Standards Board issued statements covering business combinations and goodwill and other intangible assets, which are required to be adopted at the beginning of 2002. The business combination statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The goodwill and other intangible assets statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Trenwick America Corporation has not determined the effect, if any, that this statement will have on its consolidated financial position or results of operations.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and reports on Form 8-K

           (a)   Exhibits

                 None

           (b)   Reports on Form 8-K

The following report on Form 8-K was filed during the quarter ended June 30, 2001:

      Date of Report                Item Reported
      --------------                -------------

       July 24, 2001      Press release, dated July 24, 2001, of Trenwick
                          Group Ltd., Trenwick America Corporation's parent company, announcing second quarter earnings charges.

                          Trenwick America Corporation
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 2001          /s/  Stephen H. Binet
                               ---------------------
                               Name:  Stephen H. Binet
                               Title: President and
                                      Chief Executive Officer



Date:  August 14, 2001         /s/ Alan L. Hunte
                               -----------------
                               Name:  Alan L. Hunte
                               Title: Executive Vice President and
                                      Chief Financial Officer