Form 10-Q
period 2001-09-30
TRENWICK AMERICA CORP
filed 2001-11-14
CIK 1127783

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-Q

                                    --------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934.
       For the quarterly period ended September 30, 2001.

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF  THE  SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from        to      .
                                      ------    -----

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                 Shares Outstanding
Description of Class                             as of November 13, 2001
--------------------                             -----------------------
Common Stock - $1.00 par value                               100

The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q in the reduced disclosure format.

                          TRENWICK AMERICA CORPORATION
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
ITEM 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheet
         September 30, 2001 and December 31, 2000 ...........................................    1

         Consolidated Statement of Operations, Comprehensive Income and
         Changes in Common Stockholder's Equity
         Three and Nine Months Ended September 30, 2001 and 2000 ............................    2

         Consolidated Statement of Cash Flows
         Three and Nine Months Ended September 30, 2001 and 2000 ............................    3

         Notes to Unaudited Consolidated Financial Statements ...............................    4

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations .........................................................................    7

                   PART II - OTHER INFORMATION

ITEM 1.  Legal proceedings ..................................................................   16

ITEM 2.  Changes in Securities and Use of Proceeds ..........................................   16

ITEM 3.  Defaults Upon Senior Securities ....................................................   16

ITEM 4.  Submission of Matters to a Vote of Security Holders ................................   16

ITEM 5.  Other Information ..................................................................   16

ITEM 6.  Exhibits and Reports on Form 8-K ...................................................   16

Signatures ..................................................................................   17

                          Trenwick America Corporation
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars)
              September 30, 2001 (Unaudited) and December 31, 2000

                                                                          2001        2000
                                                                       ----------   ----------
ASSETS
Debt securities available for sale, at fair value                      $1,089,276   $1,006,161
Equity securities, at fair value                                           23,185      103,641
Cash and cash equivalents                                                 110,959      133,395
Accrued investment income                                                  13,066       14,006
Premiums receivable                                                       183,047      152,626
Reinsurance recoverable balances, net                                     526,450      511,163
Prepaid reinsurance premiums                                               89,660       63,879
Deferred policy acquisition costs                                          45,976       36,267
Due from affiliates                                                        66,207       57,952
Net deferred income taxes                                                  55,602       63,598
Other assets                                                              157,253      136,850
                                                                       ----------   ----------
Total assets                                                           $2,360,681   $2,279,538
                                                                       ==========   ==========

LIABILITIES
Unpaid claims and claims expenses                                      $1,394,786   $1,396,504
Unearned premium income                                                   241,994      177,174
Reinsurance balances payable                                               53,135       26,401
Indebtedness                                                              296,442      283,289
Due to affiliates                                                          57,256       75,303
Other liabilities                                                          34,087       32,901
                                                                       ----------   ----------
Total liabilities                                                       2,077,700    1,991,572
                                                                       ----------   ----------
MINORITY INTEREST
Mandatorily redeemable preferred capital securities of
  subsidiary trust holding solely junior subordinated
  debentures of Trenwick America Corporation                               87,536       87,059
                                                                       ----------   ----------

COMMON STOCKHOLDER'S EQUITY
Common stock, $1.00 par value, 1,000 shares authorized and 100
  shares issued and outstanding, and additional paid in capital            99,353      114,847
Retained earnings                                                          69,044       76,629
Accumulated other comprehensive income                                     27,048        9,431
                                                                       ----------   ----------
Total common stockholder's equity                                         195,445      200,907
                                                                       ----------   ----------
Total liabilities, minority interest and common stockholder's equity   $2,360,681   $2,279,538
                                                                       ==========   ==========

        The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
         Consolidated Statement of Operations, Comprehensive Income and
               Changes in Common Stockholder's Equity (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                           Three and Nine Months Ended
                           September 30, 2001 and 2000

                                                                 Three Months           Nine Months
                                                            --------------------    --------------------
                                                              2001        2000        2001       2000
                                                            --------    --------    --------    --------
REVENUES
Net premiums earned                                         $ 94,574    $108,634    $255,710    $211,737
Net investment income                                         16,005      15,315      51,765      51,850
Net realized investment gains (losses)                        (4,189)      6,930      (1,833)      6,575
Other income                                                   1,059         542       2,677       2,451
                                                            --------    --------    --------    --------
Total revenues                                               107,449     131,421     308,319     272,613
                                                            --------    --------    --------    --------

EXPENSES
Claims and claims expenses incurred                           69,251     113,073     197,517     191,143
Policy acquisition costs                                      33,914      39,146      84,617      67,455
Underwriting expenses                                          5,285       2,671      13,663      13,033
General and administrative expenses                              965       8,789       2,625      14,193
Interest expense and dividends on
   capital securities of subsidiary trust                      8,057      11,570      24,230      27,380
Foreign currency losses                                          965         258       1,948       1,062
                                                            --------    --------    --------    --------
Total expenses                                               118,437     175,507     324,600     314,266
                                                            --------    --------    --------    --------

Loss before income taxes and extraordinary item              (10,988)    (44,086)    (16,281)    (41,653)
Applicable income tax benefit                                 (3,919)    (12,485)     (8,696)    (16,279)
                                                            --------    --------    --------    --------
Loss before extraordinary item                                (7,069)    (31,601)     (7,585)    (25,374)
Extraordinary loss on debt redemption, net of $445
  income tax benefit                                              --          --          --         825
                                                            --------    --------    --------    --------
Net loss                                                    $ (7,069)   $(31,601)   $ (7,585)   $(26,199)
                                                            ========    ========    ========    ========

COMPREHENSIVE INCOME (LOSS):
Net loss                                                    $ (7,069)   $(31,601)   $ (7,585)   $(26,199)
                                                            --------    --------    --------    --------
Other comprehensive income:
  Net unrealized investment gains                             15,898       9,004      18,555       7,165
  Foreign currency translation adjustments                       597        (871)       (938)     (3,106)
                                                            --------    --------    --------    --------
  Total other comprehensive income                            16,495       8,133      17,617       4,059
                                                            --------    --------    --------    --------
Comprehensive income (loss)                                 $  9,426    $(23,468)   $ 10,032    $(22,140)
                                                            ========    ========    ========    ========

CHANGES IN COMMON
  STOCKHOLDER'S EQUITY:
Common stockholder's equity, beginning of period            $187,396    $230,403    $200,907    $214,482
Net capital transactions with affiliates                      (1,377)     (5,781)    (13,486)    (15,790)
Adjustment to paid in capital related to Trenwick/LaSalle
  business combination                                            --          --      (2,008)     34,102
Comprehensive income (loss)                                    9,426     (23,468)     10,032     (22,140)
Fair value adjustments related to purchase
  business combination                                            --       2,689          --       2,689
Dividends on common stock                                         --          --          --      (9,500)
                                                            --------    --------    --------    --------
Common stockholder's equity, end of period                  $195,445    $203,843    $195,445    $203,843
                                                            ========    ========    ========    ========

        The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
                Consolidated Statement of Cash Flows (Unaudited)
            (Amounts expressed in thousands of United States dollars)
             Three and Nine Months Ended September 30, 2001 and 2000

                                                        Three Months             Nine Months
                                                   ---------------------    ---------------------
                                                     2001         2000        2001        2000
                                                   ---------    --------    --------    ---------
OPERATING ACTIVITES:
Cash from (for) operating activities               $   7,812    $(15,074)   $(37,854)   $ (71,256)
                                                   ---------    --------    --------    ---------

INVESTING ACTIVITIES:
Purchases of debt securities                        (123,196)    (84,516)   (541,035)    (242,009)
Sales of debt securities                             112,734      46,436     456,452      286,415
Maturities of debt securities                          5,945      15,848      25,478       75,727
Purchases of equity securities                           (83)    (33,384)     (1,345)     (33,859)
Sales of equity securities                             4,717      46,815      85,798       47,183
Effect of exchange rate on cash                           13          --        (191)          --
(Additions) disposals of premises and equipment       (1,928)         35      (2,618)      (1,011)
                                                   ---------    --------    --------    ---------
Cash from (for) investing activities                  (1,798)     (8,766)     22,539      132,446
                                                   ---------    --------    --------    ---------

FINANCING ACTIVITIES:
Issuance of indebtedness                                  --      62,713      14,000       62,713
Redemption of indebtedness                                --          --          --      (41,101)
Loans from (to) affiliates                            (5,158)     34,210     (26,220)       5,967
Capital contributions (withdrawals) from parent           --     (93,354)      5,099      (93,354)
Dividends paid                                            --          --          --       (9,500)
Other, net                                                --         621          --           --
                                                   ---------    --------    --------    ---------
Cash from (for) financing activities                 (5,158)      4,190      (7,121)     (75,275)
                                                   ---------    --------    --------    ---------

Change in cash and cash equivalents                      856     (19,650)    (22,436)     (14,085)
Cash and cash equivalents, beginning of period       110,103     103,421     133,395       97,856
                                                   ---------    --------    --------    ---------
Cash and cash equivalents, end of period           $ 110,959    $ 83,771    $110,959    $  83,771
                                                   =========    ========    ========    =========

        The accompanying notes are an integral part of these statements.

                          TRENWICK AMERICA CORPORATION
              Notes to Unaudited Consolidated Financial Statements
   (Amounts expressed in thousands of United States dollars except share data)
             Three and Nine Months Ended September 30, 2001 and 2000

Note 1         Organization
Organization Trenwick America Corporation is a United States holding company and Basis whose principal subsidiaries underwrite specialty insurance and
of             reinsurance.  Trenwick America  Corporation's  ultimate parent is
Presentation   Trenwick Group Ltd.,  which is a publicly  traded Bermuda holding
               company.   Prior  to  September   27,  2000,   Trenwick   America
               Corporation's parent was Trenwick Group Inc.

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

               Basis of Presentation

               The business combination among LaSalle Re Holdings Limited, LaSalle Re Limited, Trenwick Group Inc. and Trenwick Group Ltd. was accounted for as a purchase by LaSalle Re Holdings Limited of the minority interest in LaSalle Re Limited and of Trenwick Group Inc. Accordingly, the assets and liabilities of Trenwick America Corporation have been adjusted to reflect their fair value, after consideration of the purchase price, as of September 27, 2000. In addition, a portion of the goodwill resulting from the business combination has been pushed down to Trenwick America Corporation and was reflected in the consolidated balance sheet as of September 27, 2000. During the nine months ended September 30, 2001, an additional $23.7 million of goodwill was pushed down to Trenwick America Corporation due to the refinement of estimates used in the calculation of goodwill resulting from this business combination.

               As a result of the reorganization described above, the United Kingdom and Bermuda subsidiaries of Trenwick Group Inc. were sold to Trenwick Group Ltd., and the remaining net liabilities of Trenwick Group Inc., consisting primarily of indebtedness and preferred capital securities, were assumed by Trenwick America Corporation. These financial statements present the reorganization at historical cost in a manner similar to a pooling of interests business combination. Accordingly, the accompanying interim financial statements for the three and nine months ended September 30, 2000 have been restated to reflect the combined operating results, cash flows, and financial position of the United States operations of Trenwick Group Inc.

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

Note 2         The  following   tables  present   business   segment   financial
Segment        information  for Trenwick  America  Corporation  at September 30,
Information    2001 and  December  31,  2000 and for the three  and nine  months ended September 30, 2001 and 2000:

                                                      2001          2000
                                                   ----------    -----------
Total assets:
Treaty reinsurance                                 $1,669,712    $1,777,324
Specialty program insurance                           544,498       376,994
Unallocated                                           146,471       125,220
                                                   ----------    ----------
Total assets                                       $2,360,681    $2,279,538
                                                   ==========    ==========

                                      Three Months             Nine Months
                                  --------------------    --------------------
                                    2001        2000        2001        2000
                                  --------    --------    --------    --------
Total revenues:
Treaty reinsurance                $ 82,135    $115,576    $235,350    $229,855
Specialty program insurance         24,942      15,067      67,665      39,671
Unallocated                            372         778       5,304       3,087
                                  --------    --------    --------    --------
Total revenues                    $107,449    $131,421    $308,319    $272,613
                                  ========    ========    ========    ========

                                      Three Months             Nine Months
                                  --------------------    --------------------
                                    2001        2000        2001        2000
                                  --------    --------    --------    --------
Net income (loss):
Treaty reinsurance                 $(3,163)   $(21,254)   $ 11,088    $ (1,131)
Specialty program insurance          1,872        (463)     (4,638)        642
Unallocated                         (5,778)     (9,884)    (14,035)    (25,710)
                                   -------    --------    --------    --------
Net loss                           $(7,069)   $(31,601)   $ (7,585)   $(26,199)
                                   =======    ========    ========    ========

               Revenues from transactions between operating segments, which are not material, have been eliminated in consolidation. Unallocated net income (loss) consists mainly of interest expense and dividends on preferred capital securities of subsidiary trust, net of applicable income taxes.

Note 3         The  components of premiums  written and earned for the three and
Underwriting   nine months ended September 30, 2001 and 2000 are as follows:
Activities

                                   Three Months              Nine Months
                               --------------------    ----------------------
                                 2001        2000        2001         2000
                               --------    --------    ---------    ---------
Assumed premiums written       $ 80,591    $ 83,019    $ 242,699    $ 246,092
Direct premiums written          78,514      51,342      222,003      143,324
                               --------    --------    ---------    ---------
Gross premiums written          159,105     134,361      464,702      389,416
Ceded premiums written          (50,688)    (41,847)    (160,562)    (181,140)
                               --------    --------    ---------    ---------
Net premiums written           $108,417    $ 92,514    $ 304,140    $ 208,276
                               ========    ========    =========    =========

Assumed premiums earned        $ 75,880    $ 78,212    $ 215,104    $ 124,689
Direct premiums earned           66,582      58,843      176,994      165,899
                               --------    --------    ---------    ---------
Gross premiums earned           142,462     137,055      392,098      290,588
Ceded premiums earned           (47,888)    (28,421)    (136,388)     (78,851)
                               --------    --------    ---------    ---------
Net premiums earned            $ 94,574    $108,634    $ 255,710    $ 211,737
                               ========    ========    =========    =========

Note 4         In July 2001,  the Financial  Accounting  Standards  Board issued
Accounting statements covering business combinations and goodwill and other Standards intangible assets, which are required to be adopted at the beginning of 2002. The business combination statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The goodwill and other intangible assets statement changes the expensing of goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.

               Trenwick America Corporation has not determined the effect that this statement will have on its consolidated financial position or results of operations.

Note 5 On November 13, 2001, Trenwick America Corporation amended its Subsequent credit facility to provide for the waiver and amendment of
Event          covenants  related to the  repurchase  of preferred  shares,  the maintenance of a minimum interest coverage ratio, the maintenance of a minimum risk based capital ratio for Trenwick America
               Corporation's subsidiary, Chartwell Insurance Company and the maintenance of a minimum tangible net worth. The amendment also increased the interest rate payable on outstanding indebtedness of Trenwick America Corporation to its lenders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting Trenwick America Corporation's results of operations for the three and nine months ended September 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick America Corporation contained in this filing as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick America Corporation for the year ended December 31, 2000. Trenwick America Corporation meets the conditions set forth in the General Instructions (H) (I) (a) and (b) of Form 10-Q and is therefore omitting certain information otherwise required by Item 2.

Overview

Trenwick  America  Corporation is a Delaware  holding company  headquartered  in
Stamford,   Connecticut  whose  principal   subsidiaries   underwrite  specialty
insurance and reinsurance.

Trenwick America Corporation operates through the following two principal operating platforms:

o Trenwick America Reinsurance Corporation underwrites treaty reinsurance on United States property and casualty risks, including United States reinsurance business previously written by Chartwell Re Corporation subsidiaries; and

o Canterbury Financial Group Inc. underwrites specialty insurance through its operating subsidiaries, The Insurance Corporation of New York, Dakota Specialty Insurance Company and Chartwell Insurance Company.

All of Trenwick America Corporation's principal operating subsidiaries are rated "A-" (Excellent) by A.M. Best Company with a negative outlook and have been assigned a financial strength rating of A- by Standard and Poor's with a stable outlook. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Results of Operations - Three Months Ended September 30, 2001 and 2000

                                                  2001          2000        Change
                                                --------   --------------   -------
                                                           (in thousands)
Underwriting loss                               $(13,876)     $(46,256)     $32,380
Net investment income                             16,005        15,315          690
Interest expense and dividends on
   preferred stock of subsidiary                  (8,057)      (11,570)       3,513
General and administrative expenses                 (965)       (8,789)       7,824
Other income                                       1,059           542          517
                                                --------      --------      -------
Pre-tax operating loss                            (5,834)      (50,758)      44,924
Applicable income tax benefit                     (2,115)      (14,820)      12,705
                                                --------      --------      -------
Operating loss                                    (3,719)      (35,938)      32,219
Net realized investment (losses) gains,
   net of income taxes                            (2,723)        4,505       (7,228)
Foreign currency losses, net of  income taxes       (627)         (168)        (459)
                                                --------      --------      -------
Net loss                                        $ (7,069)     $(31,601)     $24,532
                                                ========      ========      =======

The operating loss of $3.7 million in the 2001 quarter represented a $32.2 million decrease from the operating loss of $35.9 million recorded in the 2000 quarter. This decline can be attributed to the decline in the significance of run-off contracts acquired in the Trenwick/Chartwell business combination in 2001, offset in part by decreases in interest expense and dividends on preferred stock and general and administrative expenses. The increase of $24.5 million in net income in 2001 when compared to 2000 was primarily the result of the increase in operating income.

Underwriting income (loss)

                                                2001           2000          Change
                                              --------    -------------     --------
                                                          (in thousands)
Net premiums earned                           $ 94,574       $108,634       $(14,060)
                                              --------       --------       --------

Claims and claims expenses incurred             69,251        113,073        (43,822)
Acquisition costs and underwriting expenses     39,199         41,817         (2,618)
                                              --------       --------       --------
Total expenses                                 108,450        154,890        (46,440)
                                              --------       --------       --------
Net underwriting loss                         $(13,876)      $(46,256)      $ 32,380
                                              ========       ========       ========
Loss ratio                                        73.2%         104.1%         (30.9)%
Expense ratio                                     41.4%          38.5%           2.9%
Combined ratio                                   114.6%         142.6%         (28.0)%

The underwriting loss of $13.9 million in 2001 represented a $32.4 million decrease compared to the underwriting loss of $46.3 million in 2000. The reduction in the underwriting loss was primarily due to a decrease in losses incurred on run-off contracts. The decrease in the combined ratio in 2001 compared to 2000 resulted from the decrease in losses incurred on contracts in run-off discussed above, partially offset by an increase in the expense ratio.

Premiums written

Gross premiums written for 2001 were $159.1 million compared to $134.4 million for 2000, an increase of $24.7 million or 18.4%. Details of gross premiums written are provided below:

                                          2001           2000         Change
                                        --------    --------------    -------
                                                    (in thousands)
Treaty reinsurance                      $ 80,591       $ 83,019       $(2,428)
Specialty program insurance               78,514         51,342        27,172
                                        --------       --------       -------
Gross premiums written                  $159,105       $134,361       $24,744
                                        ========       ========       =======

Treaty reinsurance decreased $2.4 million from the third quarter of 2000 primarily due to the non-renewal of a fronting arrangement acquired in a previous business combination. Specialty program insurance gross premiums written increased from $51.3 million for the third quarter of 2000 to $78.5 million for the third quarter of 2001 due to increased volume on three of its larger existing programs combined with the addition of four new programs in 2001.

Premiums earned

Gross premiums earned for the 2001 quarter were $142.5 million compared to $137.1 million in the 2000 quarter, an increase of $5.4 million. Net premiums earned in the 2001 quarter were $94.6 million compared to $108.6 million in the 2000 quarter, a decrease of $14.0 million. Details of gross and net premiums earned are provided below:

                                      2001           2000          Change
                                    --------    -------------     --------
                                                (in thousands)
Gross premiums written              $159,105       $134,361       $ 24,744
Change in gross unearned premiums    (16,643)         2,694        (19,337)
                                    --------       --------       --------
Gross premiums earned                142,462        137,055          5,407
                                    --------       --------       --------

Gross premiums ceded                 (50,688)       (41,847)        (8,841)
Change in ceded unearned premiums      2,800         13,426        (10,626)
                                    --------       --------       --------
Ceded premiums earned                (47,888)       (28,421)       (19,467)
                                    --------       --------       --------
Net premiums earned                 $ 94,574       $108,634       $(14,060)
                                    ========       ========       ========

Gross premiums ceded for 2001 were $50.7 million compared to $41.8 million for 2000. The increase in gross premiums ceded of $8.8 million was due primarily to the increase in premium volume in the specialty program insurance segment discussed previously, offset in part by the non-renewal of the fronting arrangement, also previously described.

Net premiums earned for 2001 were $94.6 million compared to $108.6 million for 2000. The decrease in net premiums earned is attributed to the decrease in premiums earned on contracts in run-off.

Claims and claims expenses

Claims and claims expenses for 2001 were $69.3 million, a decrease of $43.8 million compared to claims and claims expenses of $113.1 million for 2000. The decrease in claims and claims expenses in 2001 can be attributed to a decrease in losses incurred on run-off treaties of approximately $40 million from the same quarter in prior year. These run-off contracts, which were acquired in the Trenwick/Chartwell business combination, continue to decrease in significance.

Acquisition costs and underwriting expenses

                                         2001           2000          Change
                                       --------     -------------    --------
                                                    (in thousands)
Policy acquisition costs                $33,914        $39,146        $(5,232)
Underwriting expenses                     5,285          2,671          2,614
                                        -------        -------        -------
Total acquisition costs and
   underwriting expenses                $39,199        $41,817        $(2,618)
                                        =======        =======        =======
Expense ratio                              41.4%          38.5%           2.9%
                                        =======        =======        =======

Total policy acquisition costs and underwriting expenses, for 2001 decreased by $2.6 million compared to 2000. Policy acquisition costs as a percentage of earned premiums were 35.9% for 2001, relatively unchanged from 2000. Underwriting expenses for the three months ended September 30, 2001 as a percentage of earned premium was 5.6%, an increase of 3.1% from 2.5% for the same period in 2000. The increase in the expense ratio resulted primarily from the benefit of a $1.6 million reduction in underwriting expenses in the third quarter of 2000 related to the contingent interest note. Total acquisition costs and underwriting expenses as a percentage of net premiums earned, or the expense ratio, were 41.4 % for the three months ended September 30, 2001 compared to 38.5% for the same period in 2000.

Net Investment Income

                                          2001           2000        Change
                                       ----------   --------------   --------
                                                    (in thousands)
Average invested assets                $1,187,828     $1,199,263     $(11,435)
Average annualized yields                    6.56%          6.48%       (0.08)%
                                       ----------     ----------     --------
Investment income - portfolio              19,490         19,424           66
Investment expenses:
Interest expense on funds withheld         (2,851)        (3,389)         538
Other                                        (634)          (720)          86
                                       ----------     ----------     --------
Net investment income                  $   16,005     $   15,315     $    690
                                       ==========     ==========     ========

Net investment income for 2001 was $16.0 million compared to $15.3 million in 2000. The increase in net investment income in 2001 was primarily due to the repositioning of investments from equity securities and tax-exempt securities into higher yielding debt securities.

Interest Expense and Dividends on Preferred Stock of Subsidiary

Interest expense and dividends on preferred stock of subsidiary was $8.1 million for 2001, a decrease of $3.5 million from the same period in 2000. The increase is primarily a result of a reduction in interest rates over the previous twelve months.

Non-operating Income and Expenses

Net realized losses on investments, net of income taxes, were $2.7 million during 2001, compared to net realized gains of $4.5 million for 2000. Both the gains and losses were made as a result of security sales executed pursuant to an investment policy designed to protect the total returns on the portfolio.

Trenwick America Corporation recorded foreign currency losses, net of income taxes, of $0.6 million for 2001, compared to foreign currency losses of $0.2 million for 2000.

Results of Operations - Nine Months Ended September 30, 2001 and 2000

                                                      2001          2000        Change
                                                    --------    -------------   -------
                                                                (in thousands)
Underwriting loss                                   $(40,087)     $(59,894)     $19,807
Net investment income                                 51,765        51,850          (85)
Interest expense and dividends on
   preferred stock of subsidiary                     (24,230)      (27,380)       3,150
General and administrative expenses                   (2,625)      (14,193)      11,568
Other income                                           2,677         2,451          226
                                                    --------      --------      -------
Pre-tax operating loss                               (12,500)      (47,166)      34,666
Applicable income tax benefit                         (7,372)      (18,208)      10,836
                                                    --------      --------      -------
Operating loss                                        (5,128)      (28,958)      23,830
Net realized investment gains (losses),
  net of income taxes                                 (1,191)        4,274       (5,465)
Foreign currency losses, net of  income taxes         (1,266)         (690)        (576)
                                                    --------      --------      -------
Loss before extraordinary item                        (7,585)      (25,374)      17,789
Extraordinary loss on debt redemption,
  net of $445 income tax benefit                          --          (825)         825
                                                    --------      --------      -------
Net loss                                            $ (7,585)     $(26,199)     $18,614
                                                    ========      ========      =======

The operating loss of $5.1 million in 2001 represented a $23.8 million decrease from the operating loss of $29.0 million recorded in 2000. This decline was principally the result of increased premium volume in 2001 combined with a decrease in losses incurred on contracts in run-off combined with a decrease in general and administrative expenses. The decrease of $18.6 million in net loss in 2001 when compared to 2000 was the result of the decrease in net operating loss, partially offset by the absence of an extraordinary loss in 2001.

Underwriting income (loss)

                                                2001          2000          Change
                                              --------    -------------    --------
                                                          (in thousands)
Net premiums earned                           $255,710      $211,737       $ 43,973
                                              --------      --------       --------
Claims and claims expenses incurred            197,517       191,143          6,374
Acquisition costs and underwriting expenses     98,280        80,488         17,792
                                              --------      --------       --------
Total expenses                                 295,797       271,631         24,166
                                              --------      --------       --------
Net underwriting loss                         $(40,087)     $(59,894)      $ 19,807
                                              ========      ========       ========
Loss ratio                                        77.2%         90.3%         (13.1)%
Expense ratio                                     38.4%         38.0%           0.4%
Combined ratio                                   115.6%        128.3%         (12.7)%

The underwriting loss of $40.1 million in 2001 represented a $19.8 million decrease compared to the underwriting loss of $59.9 million in 2000. The reduction in the underwriting loss and the combined ratio in 2001 compared to 2000 were both primarily due to increased premium volume, combined with a reduction in losses incurred on run-off contracts acquired in the Trenwick/Chartwell business combination.

Premiums written

Gross premiums written for 2001 were $464.7 million compared to $389.4 million for 2000, an increase of $75.3 million or 19.3%. Details of gross premiums written are provided below:

                                             2001          2000        Change
                                           --------    ----------      -------
                                                      (in thousands)
Treaty reinsurance                         $242,699      $246,092      $(3,393)
Specialty program insurance                 222,003       143,324       78,679
                                           --------      --------      -------
Gross premiums written                     $464,702      $389,416      $75,286
                                           ========      ========      =======

Treaty reinsurance premiums decreased $3.4 million from the nine months of 2000, which can be attributed to the non-renewal of a fronting arrangement acquired in a previous business combination, offset by higher than anticipated premium volume for the 2001 underwriting year. Specialty program insurance gross premiums written increased from $143.3 million for the nine months of 2000 to $222.0 million for the nine months of 2001 due to increased volume on three of its larger programs combined with the addition of four new programs in 2001.

Premiums earned

Gross premiums earned for 2001 were $392.1 million compared to $290.6 million in 2000, an increase of $101.5 million. Net premiums earned in 2001 were $255.7 million compared to $211.7 million for 2000 an increase of $44.0 million. Details of gross and net premiums earned are provided below:

                                              2001         2000        Change
                                          ---------   --------------  --------
                                                      (in thousands)
Gross premiums written                    $ 464,702     $ 389,416     $ 75,286
Change in gross unearned premiums           (72,603)      (98,828)      26,225
                                          ---------     ---------     --------
Gross premiums earned                       392,099       290,588      101,511
                                          ---------     ---------     --------
Gross premiums ceded                       (160,562)     (181,140)      20,578
Change in ceded unearned premiums            24,173       102,289      (78,116)
                                          ---------     ---------     --------
Ceded premiums earned                      (136,389)      (78,851)     (57,538)
                                          ---------     ---------     --------
Net premiums earned                       $ 255,710     $ 211,737     $ 43,973
                                          =========     =========     ========

Gross premiums ceded for 2001 were $160.6 million compared to $181.1 million in 2000. The decrease in gross premiums ceded of $20.5 million was due primarily to the non-renewal of a fronting arrangement acquired in a previous business combination.

Net premiums earned for 2001 were $255.7 million compared to $211.7 million for 2000. The increase in net premiums earned is commensurate with the increase in net premiums written.

Claims and claims expenses

Claims and claims expenses for 2001 were $197.5 million, an increase of $6.4 million compared to claims and claims expenses of $191.1 million for 2000. The increase in claims and claims expenses in 2001 is consistent with the increase in premium volume, and is also attributable to the $32.2 million of loss reserve strengthening recorded during the first nine months of 2001 and $15.4 million of additional claims and claims expenses related to a stop loss reinsurance arrangement with an affiliate both offset by the decrease in claims incurred of approximately $30 million on run-off contracts acquired in the Trenwick/Chartwell business combination. The reserve strengthening of $32.2 million included $17.4 million related to the treaty reinsurance segment's directors and officer's liability business, which was underwritten prior to 2001 and $14.8 of the loss reserve strengthening recorded in 2001 related to one of the specialty program insurance segment's programs.

Acquisition costs and underwriting expenses

                                         2001          2000          Change
                                        -------   --------------    -------
                                                  (in thousands)
Policy acquisition costs                $84,617      $67,455        $17,162
Underwriting expenses                    13,663       13,033            630
                                        -------      -------        -------
Total acquisition costs and
   underwriting expenses                $98,280      $80,488        $17,792
                                        =======      =======        =======
Expense ratio                              38.4%        38.0%           0.4%
                                        =======      =======        =======

Total policy acquisition costs and underwriting expenses, for 2001 increased by $17.8 million compared to 2000. Policy acquisition costs as a percentage of earned premiums were 33.1% for 2001, a 1.2% increase over 2000. The increase in the acquisition ratio is primarily the result of a higher commission ratio and commission adjustments on treaties in runoff. Underwriting expenses for 2001 as a percentage of earned premium was 5.3%, relatively unchanged from 6.2% for the same period in 2000. Total acquisition costs and underwriting expenses as a percentage of net premiums earned, or the expense ratio, were 38.4% for 2001 compared to 38.0% for the same period in 2000.

Net Investment Income

                                         2001           2000         Change
                                      ----------   --------------   --------
                                                   (in thousands)
Average invested assets               $1,206,494     $1,265,730     $(59,236)
Average annualized yields                   6.88%          6.65%        0.23%
                                      ----------     ----------     --------
Investment income - portfolio             62,263         63,094         (831)
Investment expenses:
Interest expenses on funds withheld       (8,491)        (9,090)         599
Other                                     (2,007)        (2,154)         147
                                      ----------     ----------     --------
Net investment income                 $   51,765     $   51,850     $    (85)
                                      ==========     ==========     ========

Net investment income for 2001 was $51.8 million, relatively unchanged compared to $51.9 million in 2000.

Interest Expense and Dividends on Preferred Stock of Subsidiary

Interest expense and dividends on preferred stock of subsidiary was $24.2 million for 2001, a decrease of $3.2 million from the same period in 2000. The decrease is primarily a result of a reduction in interest rates over the previous twelve months.

Non-operating Income and Expenses

Net realized losses on investments, net of income taxes, were $1.2 million during 2001, compared to net realized gains of $4.3 million for 2000. Both the gains and losses were made as a result of security sales executed pursuant to an investment policy designed to protect the total returns on the portfolio.

Trenwick America Corporation recorded foreign currency losses, net of income taxes, of $1.3 million for 2001, compared to foreign currency losses of $0.7 million for 2000.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause Trenwick America Corporation's results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

o Changes in the level of competition in the domestic and international reinsurance or primary insurance markets that affect the volume or profitability of Trenwick America Corporation's property/casualty business. These changes include, but are not limited to, changes in the intensity of price competition, the entry of new competitors, existing competitors exiting the market and the development of new products by new and existing competitors;

o Changes in the demand for reinsurance, including changes in ceding companies' risk retentions and changes in the demand for excess and surplus lines insurance coverages;

o The ability of Trenwick America Corporation to execute its strategies in its property/casualty operations;

o    Catastrophe   losses  in  Trenwick  America   Corporation's   domestic  and
     international property/casualty businesses;

o Adverse development on property/casualty claims and claims expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, or new insurance and reinsurance contract interpretations;

o Changes in Trenwick America Corporation's property/casualty retrocessional arrangements;

o Lower than estimated retrocessional or reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of Trenwick America Corporation's retrocessionaires or reinsurers;

o Increases in interest rates, which may cause a reduction in the market value of Trenwick America Corporation's fixed income portfolio, and its common shareholder's equity;

o Decreases in interest rates which may cause a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales or maturities of existing investments;

o    A  decline  in  the  value  of  Trenwick   America   Corporation's   equity
     investments; - Changes in the composition of Trenwick America Corporation's investment portfolio;

o    Credit losses on Trenwick America Corporation's investment portfolio;

o Adverse results in litigation matters, including, but not limited to, litigation related to environmental, asbestos and other potential mass tort claims;

o    The impact of mergers and acquisitions;

o    Gains or losses related to changes in foreign currency exchange rates; and

o    Changes in Trenwick America Corporation's capital needs.

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

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 Second Amendment and Waiver to the Credit Agreement, dated as of November 13, 2001, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JP Morgan Chase Bank, as Administrative Agent.

     (b)  Reports on Form 8-K

     The following report on Form 8-K was filed during the quarter ended September 30, 2001:

     Date of Report                              Item Reported
     --------------                              -------------
     July 24, 2001                    Press  release,   dated  July  24,  2001,
                                      announcing  second  quarter
                                      earnings changes.

                          Trenwick America Corporation
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2001               /s/  Stephen H. Binet
                                      ---------------------
                                      Name:  Stephen H. Binet
                                      Title: President and
                                             Chief Executive Officer


Date:  November 14, 2001              /s/ Alan L. Hunte
                                      -----------------
                                      Name:  Alan L. Hunte
                                      Title: Executive Vice President and
                                             Chief Financial Officer