Form 10-Q/A
period 2001-09-30
TRENWICK AMERICA CORP
filed 2002-01-11
CIK 1127783

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                   FORM 10-Q\A

                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2001.

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________.

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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 First Amendment and Waiver to the Credit Agreement, dated as of June 13, 2001, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and The Chase Manhattan Bank, as Administrative Agent.

     10.2 First Amendment to the Holdings Guaranty, dated as of June 13, 2001, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement.

     10.3 Second Amendment and Waiver to the Credit Agreement, dated as of November 13, 2001, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JP Morgan Chase Bank, as Administrative Agent.

     10.4 Second Amendment to the Holdings Guaranty, dated as of November 13, 2001, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement.

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



Date: January 10, 2002              /s/  Stephen H. Binet
                                    ---------------------
                                    Name: Stephen H. Binet
                                    Title:   President and
                                             Chief Executive Officer



Date: January 10, 2002             /s/ Alan L. Hunte
                                    -----------------
                                    Name: Alan L. Hunte
                                    Title:   Executive Vice President and
                                             Chief Financial Officer