Form 10-K
period 2001-12-31
TRENWICK AMERICA CORP
filed 2002-03-22
CIK 1127783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2001.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the transition period                        to                       .
                               ----------------------    ----------------------

                         Commission file number 0-31967

                          TRENWICK AMERICA CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                              06-1087672
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

     There was no voting stock held by non-affiliates of the registrant on March 14, 2002.

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

                Class                       Outstanding at March 14, 2002
                -----                       -----------------------------
    Common Stock, $1.00 par value                       100

The registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K in the reduced disclosure format.

                          TRENWICK AMERICA CORPORATION

                                Table of Contents

                                                                                      Page
Item                                                                                 Number
----                                                                                 ------
                                    PART I
 1.  Business  ......................................................................   1
 2.  Properties  ....................................................................   3
 3.  Legal Proceedings  .............................................................   3
 4.  Submission of Matters to a Vote of Security Holders  ...........................   3

                                   PART II

 5.  Market for the Corporation's Common Stock and Related Stockholder Matters  .....   3
 6.  Selected Financial Data  .......................................................   4
 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operation  ..........................................................   4
 7a. Quantitative and Qualitative Disclosures About Market Risk......................  15
 8.  Financial Statements and Supplementary Data  ...................................  15
 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure  ..........................................................  15

                                  PART III

10.  Directors and Executive Officers  ..............................................  15
11.  Executive Compensation  ........................................................  15
12.  Security Ownership of Certain Beneficial Owners and Management  ................  15
13.  Certain Relationships and Related Transactions  ................................  15

                                   PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ................. 15

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

Each of Trenwick America Corporation's operating insurance company subsidiaries is rated "A-" (Excellent) by A.M. Best Company and has been assigned an A-financial strength rating by Standard & Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Trenwick America Corporation conducts its specialty insurance and reinsurance business in the following two business segments:

o    treaty reinsurance; and

o    specialty program insurance.

Trenwick America Corporation operates through the following two principal operating platforms:

o Trenwick America Reinsurance Corporation, which is located in Stamford Connecticut, underwrites treaty reinsurance on United States property and casualty risks, including United States reinsurance business previously written by its subsidiary Chartwell Insurance Company (formerly Chartwell Reinsurance Company); and

o Canterbury Financial Group Inc., which is located in Stamford, Connecticut, underwrites specialty insurance in the United States through its operating subsidiaries, Chartwell Insurance Company, The Insurance Corporation of New York and Dakota Specialty Insurance Company.

Trenwick America Corporation's gross and net premium writings by business segment for 2001, 2000 and 1999 are as follows.

                                           2001                2000                1999
                                    ------------------  ------------------  ------------------
                                        (expressed in thousands of United States dollars)
Gross Premiums Written
Treaty reinsurance                            $350,134            $338,794            $210,921
Specialty program insurance                    291,433             187,545              38,088
                                    ------------------  ------------------  ------------------
   Total                                      $641,567            $526,339            $249,009
                                    ==================  ==================  ==================

Net Premiums Written

Treaty reinsurance                            $331,699            $251,284            $165,744
Specialty program insurance                     99,708              54,028               5,641
                                    ------------------  ------------------  ------------------
   Total                                      $431,407            $305,312            $171,385
                                    ==================  ==================  ==================

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

Trenwick America Reinsurance Corporation's commitment is currently limited to $3.0 million per contract on casualty treaty business and $2.5 million on property business. Larger commitments are subject to Trenwick America Reinsurance Corporation's underwriting committee referral process.

The major lines of reinsurance currently underwritten by Trenwick America Reinsurance Corporation are accident and health, property, errors and omissions, environmental liability and general liability. Together these lines accounted for an aggregate of at least 65% of its net premiums written in each of 2001, 2000 and 1999. Trenwick America Reinsurance Corporation also underwrites medical malpractice, workers' compensation, products liability and automobile liability lines of reinsurance. Premiums in 2001, 2000 and the fourth quarter of 1999 include business previously underwritten by Chartwell Insurance Company. This business comprised similar lines of business underwritten by Trenwick America Reinsurance Corporation.

Three ceding companies generated a majority of the treaty reinsurance business for Trenwick America Reinsurance Corporation, accounting for 22%, 31%, and 25% of this segment's gross premiums written in 2001, 2000 and 1999, respectively. During 2001, Travelers Group, Avemco Group and American International Group accounted for 9%, 7% and 6%, respectively, of the segment's gross premiums written. Trenwick America Reinsurance Corporation does not believe that the loss of these accounts would have a long-term material adverse effect on the results and operations of its treaty reinsurance business because of its competitive position within the reinsurance market and the availability of business from other brokers and ceding companies. Further, Trenwick America Reinsurance Corporation believes that it would continue to underwrite new business to replace the accounts.

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

During the 2001 calendar year, the specialty program insurance segment underwrote approximately 68% of its gross premiums through four managing general agents, of which Florida Intracoastal Underwriters accounted for 27%, HDR Insurance Services accounted for 16%, Inter-Reco accounted for 14% and Risk Control Services accounted for 11%. No other managing general agent accounted for more than 10% of Canterbury Financial Group Inc.'s gross insurance premiums written for such period.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Trenwick America Corporation during the fourth quarter of 2001.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights material factors affecting Trenwick America Corporation's results of operations for the years ended December 31, 2001 and 2000. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of Trenwick America Corporation for the years ended December 31, 2001, 2000 and 1999, contained in this Annual Report on Form 10-K. Trenwick America Corporation meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore omitting certain information otherwise required by Item 7.

Trenwick America Corporation discloses operating and non-operating income to enable the reader to understand how management evaluates Trenwick America Corporation's results of operations. These disclosures are not defined under accounting principles generally accepted in the United States of America; accordingly the use of these disclosures may not be comparable to other registrants.

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

Trenwick America Corporation operates through the following two principal operating platforms:

o Trenwick America Reinsurance Corporation, which is located in Stamford, Connecticut, underwrites treaty reinsurance on United States property and casualty risks, including United States reinsurance business previously written by its subsidiary Chartwell Insurance Company (formerly Chartwell Reinsurance Company); and

o Canterbury Financial Group Inc., which is located in Stamford, Connecticut, underwrites specialty insurance in the United States through its operating subsidiaries, The Insurance Corporation of New York and Dakota Specialty Insurance Company.

All of Trenwick America Corporation's principal operating subsidiaries are rated A- (Excellent) by A.M. Best Company and have been assigned a financial strength rating of A- by Standard and Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Results of Operations - Years Ended December 31, 2001 and 2000
(monetary amounts in tables expressed in thousands of United States dollars)

                                                            2001                2000               Change
                                                          --------            --------             -------
Underwriting loss                                         $(66,303)           $(78,962)            $12,659
Net investment income                                        68,041              66,601              1,440
Interest expense and subsidiary preferred
  share dividends                                          (31,336)            (35,769)              4,433
General and administrative expenses                         (4,074)            (19,131)             15,057
Other income, net                                             2,819               2,823                (4)
                                                          --------            --------             -------
Pretax operating loss                                      (30,853)            (64,438)             33,585
Applicable income tax benefit                              (13,473)            (24,257)             10,784
                                                          --------            --------             -------
Operating loss                                             (17,380)            (40,181)             22,801
Net realized investment gains (losses), net o
  income taxes                                              (1,213)               4,399            (5,612)
Foreign currency losses, net of income taxes                  (932)             (1,190)                258
                                                          --------            --------             -------
Net loss                                                  $(19,525)           $(36,972)            $17,447
                                                          ========            ========             =======

The operating loss of $17.4 million in 2001 represented a $22.8 million decrease from the operating loss of $40.2 million in 2000. The decrease in operating loss was principally the result of a modest improvement in underwriting results in the U.S. treaty reinsurance business and a reduction in general and administrative expenses. General and administrative expenses for 2000 included expenses assumed by Trenwick Group Ltd. subsequent to the Trenwick/LaSalle business combination. The decrease in net loss of 2001 of $17.5 million compared to the 2000 loss was the result of the improvement in underwriting results and decrease in general and administrative expenses noted above, offset in part by a decrease in realized investment gains of $5.6 million.

Underwriting Income (Loss)

                                                       2001                 2000                Change
                                                ---------------      ---------------      ----------------
Net premiums earned                                    $380,288             $310,791               $69,497
                                                ---------------      ---------------      ----------------

Claims and claims expenses incurred                    (305,488)            (276,043)              (29,445)
Acquisition costs and underwriting expenses            (141,103)            (113,710)              (27,393)
                                                ---------------      ---------------      ----------------
Total expenses                                         (446,591)            (389,753)              (56,838)
                                                ---------------      ---------------      ----------------
Net underwriting loss                                  $(66,303)            $(78,962)               $12,659
                                                ===============      ===============      ================

Loss ratio                                                 80.3%                88.8%                  8.5%
Expense ratio                                              37.1%                36.6%                (0.5)%
Combined ratio                                            117.4%               125.4%                 8.09%

The underwriting loss of $66.3 million incurred in 2001 represented a $12.7 million decrease compared to the underwriting loss of $79.0 million in 2000. The decrease in the net underwriting loss in 2001 resulted from an improvement in the current year results of both the reinsurance and specialty insurance businesses. The effect of this improvement was offset in part by additional reserve strengthening in both businesses which is further discussed on page 6 under the caption "Claims and Claims Expenses."

The improvement in the combined ratio in 2001 compared to 2000 resulted from less adverse development on prior years' reserves.

Premiums Written

Gross premiums written for 2001 were $641.6 million compared to $526.3 million for 2000, an increase of $115.2 million or 21.9%. Details of gross premiums written are provided below.

                                           2001                2000              Change
                                   ---------------     ---------------     ---------------
Treaty reinsurance                        $350,134            $338,794             $11,340
Specialty insurance                        291,433             187,545             103,888
                                   ---------------     ---------------     ---------------
Total                                     $641,567            $526,339            $115,228
                                   ===============     ===============     ===============

Treaty reinsurance and specialty insurance gross premiums written increased from $338.8 million and $187.5 million, respectively, for 2000, to $350.1 million, and $291.4 million, respectively, for 2001. The modest increase in gross premiums written for treaty reinsurance was due primarily to new business, offset by the non-renewal of business written in both Trenwick America Reinsurance Corporation and Chartwell Insurance Company. In 2001, treaty reinsurance includes $34.6 million in gross premiums previously underwritten by Chartwell Insurance Company compared to $128.9 million in 2000. Approximately $52.5 million of the gross premiums written in 2000 was fronted business. The increase in gross premiums written for specialty insurance was due to an increase in the number of programs underwritten and growth in business in existing programs.

Premiums Earned

                                                           2001                  2000              Change
                                                   ---------------       --------------      --------------
Gross premiums written                                    $641,567             $526,339            $115,228
Change in gross unearned premiums                          (69,638)              (8,004)            (61,634)
                                                   ---------------       --------------      --------------
Gross premiums earned                                      571,929              518,335              53,594
                                                   ---------------       --------------      --------------

Gross premiums ceded                                      (210,160)            (221,027)             10,867
Change in gross unearned premiums ceded                     18,519               13,483               5,036
                                                   ---------------       --------------      --------------
Ceded premiums earned                                     (191,641)            (207,544)             15,903
                                                   ---------------       --------------      --------------
Net premiums earned                                       $380,288             $310,791             $69,497
                                                   ===============       ==============      ==============

A majority of gross premiums ceded in both 2001 and 2000 relates to the specialty insurance business, which cedes a greater portion of its business written than the treaty reinsurance business. The increase in gross premiums ceded in 2001 compared to 2000 was offset by a decrease in gross premiums ceded by treaty reinsurance relating to fronted business previously underwritten by Chartwell Insurance Company which was discontinued during 2000.

Net premiums earned for 2001 were $380.3 million compared to $310.8 million for 2000. The increase in net premiums earned is commensurate with the increase in net premiums written.

Claims and Claims Expenses

Included in claims and claims expenses in 2001 and 2000 were prior year reserve additions of $22.4 million and $32.5 million, respectively. In 2001, prior year treaty reinsurance reserves were increased by $29.4 million, principally relating to liability business and $11.5 million related to prior participation in the Excess and Casualty Reinsurance Association Pool. Similarly, in 2001 prior year specialty insurance reserves were increased by $13.9 million, principally relating to a discontinued program. In 2000, prior year reserve increases were $39.8 million on treaty reinsurance business and $(7.3) million on specialty insurance business. Excluding amounts relating to increases in prior year reserves, claims and claims expenses increased from $251.1 million in 2000 to $292.9 million in 2001, or $41.8 million. This increase is commensurate with the increase in business underwritten in 2001 compared to 2000. The claims and claims expenses in 2001 include $4.0 million incurred as a result of the September 11th terrorist attacks.

Policy Acquisition Costs and Underwriting Expenses

                                                                    2001             2000            Change
                                                               ------------     ------------     ------------
Policy acquisition costs                                           $122,213         $ 92,980          $29,233
Underwriting expenses                                                18,890           20,730           (1,840)
                                                               ------------     ------------     ------------
Total policy acquisition costs and underwriting expenses           $141,103         $113,710          $27,393
                                                               ============     ============     ============

Expense ratio                                                         37.1%            36.6%             0.5%
                                                               ============     ============     ============

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for the 2001 year increased by $27.4 compared to total underwriting expenses for 2000. The increase in total underwriting expenses in 2001 was commensurate with the increase in premium writings. Total underwriting expenses as a percentage of net premiums earned were 37.1% for 2001 a modest increase compared to 2000.

Net Investment Income

                                           2001                 2000               Change
                                  ----------------      ---------------      --------------
Average invested assets                 $1,204,605           $1,284,027            $(79,422)
Average annualized yields                     6.8%                 6.3%                0.5%
Investment income                           82,156               81,506                 650
Investment expenses                        (14,115)             (14,905)                790
                                  ----------------      ---------------      --------------
Net investment income                      $68,041              $66,601              $1,440
                                  ================      ===============      ==============

Net investment income for 2001 was $68.0 million compared to $66.6 million for 2000. The increase in net investment income in 2001 was due to an overall increase in yields. Investment expense for 2001 and 2000 includes interest expense on funds withheld of $11.3 million and $11.9 million, respectively, relating to stop loss reinsurance agreements purchased by Trenwick America Reinsurance Corporation prior to 2000.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends were $31.3 million for 2001, a decrease of $4.4 million from 2000. The decrease resulted from a reduction in interest on Trenwick America Corporation's bank credit facility following a general decrease in interest rates.

Non-Operating Income and Expenses

Net realized investment losses, net of income taxes, were $1.2 million during the 2001 year, compared to net realized gains of $4.4 million for 2000. The 2001 losses include $3.4 million of realized losses on investments to recognize declines in value that were other than temporary. The gains recognized in 2000 were pursuant to an investment policy designed to protect the total returns on the portfolio.

Trenwick America Corporation recorded foreign currency losses, net of income taxes, of $0.9 million for 2001, compared to foreign currency losses, net of income taxes, of $1.2 million for 2000.

Financings and Financing Capacity

Trenwick America Corporation's financing obligations generally include debt and lease payment obligations. At December 31, 2001, annual principal payments required by Trenwick America Corporation through 2006 relating to these financing obligations are as follows (monetary amounts in tables expressed in thousands of United States dollars):

                                                                  Payments Due by Period
                                                 ---------------------------------------------------------
Contractual                                       Less than          1-3             4-5          After 5
Obligations                        Total           1 Year           Years           Years          Years
-------------------------       -----------      ----------       ---------       ---------      ---------
Indebtedness and
   minority interest               $381,035         $43,883        $192,021         $35,131       $110,000
Operating leases                     10,140           1,482           3,146           3,118          2,394
Total contractual cash          -----------      ----------       ---------       ---------      ---------
   obligations                     $391,175         $45,365        $195,167         $38,249       $112,394
                                ===========      ==========       =========       =========      =========

Trenwick America Corporation's other commercial commitments principally consist of reimbursement obligations for standby letters of credit. The amounts and expiration of Trenwick America Corporation's other commercial commitments are as follows (monetary amounts in table expressed in thousands of United States dollars):

                                                                   Expiration Periods
                                                 ---------------------------------------------------------
Other Commercial                                  Less than          1-3             4-5          After 5
Commitments                          Total         1 Year           Years           Years          Years
--------------------------        ---------      ----------       ---------       ---------      ---------
Standby letters of credit             $36            $36              $-              $-            $-
                                  ----------     ----------       ---------       ---------      ---------
Total other commercial
   commitments                        $36            $36              $-              $-            $-
                                  ==========     ==========       =========       =========      =========

Concurrent with the Trenwick/LaSalle business combination, Trenwick America Corporation and Trenwick Holdings Limited, Trenwick Group Ltd.'s U.S. and U.K. holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility has subsequently been converted into a four-year term loan. Trenwick America Corporation is the primary obligor with respect to the revolving credit facility, and Trenwick Holdings Limited is the primary obligor with respect to the letter of credit facility. Guarantees are provided by LaSalle Re Holdings Limited and Trenwick Group Ltd. with respect to both Trenwick America Corporation's and Trenwick Holdings Limited's obligations and additionally by Trenwick America Corporation with respect to Trenwick Holdings Limited's obligations. The credit agreement provides for a letter of credit facility which may only be used to support the Lloyd's syndicate participations of Trenwick Group Ltd.'s subsidiaries. The letter of credit facility is scheduled to expire in November 2002. The applicable interest rate on borrowings under the credit facility is generally 2.5% above the London Interbank Offered Rate and was 4.7% at year end 2001. The term loan facility is subject to scheduled principal amortization over the four-year period in accordance with the following schedule: 2002, 22.5%; 2003, 27.5%; 2004, 32.5%; 2005, 17.5%.

Trenwick America Corporation is obligated to repay a portion or all of the term loan in the event of equity issuances, asset sales or debt issuances by Trenwick Group Ltd. or its subsidiaries. At year end 2001, $195.0 million of term loans were outstanding, and $230.0 million of letters of credit were outstanding under the credit facility.

The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick Group Ltd.'s minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth. As of year end 2001, Trenwick Group Ltd. was in compliance with the credit agreement covenants.

The financial covenants relating to interest coverage, risk based capital and tangible net worth (each as defined by the financial covenants in the credit agreement) were revised downward in an amendment to the credit agreement executed following the September 11th terrorist attacks. The amendment set Trenwick Group Ltd.'s minimum interest coverage ratio at 1.5 to 1 for the fourth quarter of 2001, 2.0 to 1 for the first quarter of 2002 and 2.5 to 1 thereafter. Trenwick Group Ltd.'s interest coverage ratio at December 31, 2001 was 2.0 to 1. The amendment adjusted downward the minimum risk-based capital requirement for Trenwick America Corporation's subsidiary, Chartwell Insurance Company, from 300% to 225% through December 31, 2002. Thereafter, the minimum risk-based capital for Chartwell Insurance Company returns to 300%. The risk based capital for Chartwell Insurance Company as of December 31, 2001 was 257%. The amendment lowered the base minimum tangible net worth Trenwick Group Ltd. must maintain from $560 million to $425 million until the reporting of quarterly results of operations as of March 31, 2002, which are due no later than May 15, 2002. After May 15, 2002, Trenwick Group Ltd. minimum tangible net worth reverts to $560 million. Trenwick Group Ltd.'s tangible net worth as of December 31, 2001 was $428 million. If Trenwick Group Ltd. is unable to meet the credit agreement's financial covenants at the end of the first quarter of 2002, it may be required to repay the outstanding indebtedness and collateralize the outstanding letters of credit issued under the credit agreement through additional financing, asset sales, subsidiary dividends or similar transactions.

Should Trenwick Holdings Limited be unable to meet any letter of credit reimbursement obligations as they fall due, and such repayments are not refinanced, Trenwick America Corporation would become liable for such reimbursements under the terms of its guarantee. No liability for any such amounts has been reflected in Trenwick America Corporation's financial statements. Because Trenwick America Corporation is a holding company, its principal source of funds consists of permissible dividends, tax allocation payments, other statutorily permissible payments from its operating subsidiaries and capital contributions from its parent. As a result of recent losses incurred by Trenwick America Corporation's operating subsidiaries, their cash distribution capacities have been significantly reduced. Other than as noted above, Trenwick America Corporation does not have any material off-balance sheet arrangements, trading activities involving non-exchange traded contracts accounted for at fair value or relationships with persons or entities that derive benefits from a non-independent relationship with Trenwick Group Ltd. or its related parties.

In connection with the Trenwick/LaSalle business combination, Trenwick America Corporation assumed, effective September 27, 2000, Trenwick Group Inc.'s obligations with respect to $75 million aggregate principal amount of 6.70% Senior Notes, which are due April 1, 2003. Interest is payable semi-annually on April 1 and October 1 of each year; interest payments commenced on October 1, 1998. The notes are not subject to redemption prior to maturity. They are unsecured obligations and rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick America Corporation.

Trenwick America Corporation also assumed, effective September 27, 2000, Trenwick Group Inc.'s 8.82% Junior Subordinated Deferrable Interest Debentures held by Trenwick Capital Trust I in respect of the $110 million in 8.82% Subordinated Capital Income Securities issued by the Trust. Under the terms of the debentures, Trenwick America Corporation is not restricted from incurring indebtedness, but is subject to limits on its ability to incur secured indebtedness for borrowed money.

Upon consummation of the acquisition of Chartwell Re Corporation in 1999, Trenwick Group Inc. became the successor obligor under Chartwell Re Corporation's Contingent Interest Notes due June 30, 2006. Effective September 27, 2000, Trenwick America Corporation assumed Trenwick Group Inc.'s obligations under the contingent interest notes in connection with the Trenwick/LaSalle business combination. The contingent interest notes were issued in an aggregate principal amount of $1 million, which accrues interest at a rate of 8% per annum, compounded annually. The interest is not payable until the maturity or earlier redemption of the contingent interest notes. In addition, the contingent interest notes entitle their holders to receive at maturity, in proportion to the principal amount of the contingent interest notes held by them, an aggregate of from $1 million up to $55 million in contingent interest. The amount of contingent interest payable under the contingent interest notes is dependent upon the level of loss and loss adjustment expense reserves related to business written by Trenwick Group Ltd.'s subsidiary, The Insurance Corporation of New York, prior to 1996. Settlement of the contingent interest notes may be made by payment of cash or, under certain specified conditions, by delivery of Trenwick Group Ltd.'s common shares.

Trenwick America Corporation's ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. Following Trenwick America Corporation's claims and claims expense liability reserve increase in the second quarter of 2001 and the losses sustained by Trenwick Group Ltd. in the September 11th terrorist attacks, Trenwick America Corporation's senior debt ratings were downgraded by Standard & Poors Corporation to BBB- and by Moody's Investors Service to Ba2. Trenwick America Corporation's ability to refinance its outstanding debt obligations, as well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Critical Accounting Policies

The accounting policies described below are those Trenwick America Corporation considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by Trenwick America Corporation in preparing its financial statements is included in the Notes to the Consolidated Financial Statements and the note references are included below.

Unpaid Claims and Claims Expenses

Trenwick America Corporation establishes liabilities for claims and claims expenses that have been reported but not paid and claims and claims expenses that have been incurred but not reported under its insurance and reinsurance contracts. These liabilities are developed using actuarial principles and assumptions which consider a number of factors, including historical claims and claims expense patterns, which are described in the Notes to the Consolidated Financial Statements. An extensive degree of judgment is used in this estimation process. Because the future cannot be predicted with certainty, the actual future claims and claims expense payments are usually different from the previously recorded liability estimates. Sometimes the differences are significant. Any adjustments to Trenwick America Corporation's liabilities for claims and claims expenses are included in Trenwick America Corporation's results of operations in the period in which the need for the adjustment becomes known. Due to the considerable variability of the insurance and reinsurance business underwritten by Trenwick America Corporation, adjustments to its liabilities for claims and claims expenses may occur each quarter and are sometimes significant. Also see Note 4 of Notes to the Consolidated Financial Statements.

Reinsurance Recoverable Balances

Trenwick America Corporation purchases reinsurance to reduce its exposure on individual risks, catastrophic losses and other large losses. Trenwick America Corporation estimates the amount of uncollectable receivables from its reinsurers each period and establishes an allowance for uncollectable amounts. The amount of the allowance is based on the age of unpaid amounts, information about the creditworthiness of Trenwick America Corporation's reinsurers, and other relevant information. Estimates of uncollectable reinsurance amounts are revised each period, and changes are recorded in the period they become known. A significant change in the level of uncollectable reinsurance amounts would have a significant effect on Trenwick America Corporation's results of operations. Also see Note 4 of Notes to the Consolidated Financial Statements.

Investments

Investments are classified as available for sale and recorded at fair value, and unrealized investment gains and losses are reflected in shareholders' equity. Investment income is recorded when earned, and capital gains and losses are recognized when investments are sold. Investments are reviewed periodically to determine if they have suffered an impairment of value that is considered other than temporary. If investments are determined to be impaired, a capital loss is recognized at the date of determination.

Testing for impairment of investments also requires significant management judgment. The identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary are the key judgment elements. The discovery of new information and the passage of time can significantly change these judgments. Revisions of impairment judgments are made when new information becomes known, and any resulting impairment adjustments are made at that time. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potentially impaired assets.

Trenwick America Corporation seeks to match the maturities of invested assets with the payment of expected liabilities. By doing this, Trenwick America Corporation attempts to make cash available as payments become due. If a significant mismatch of the maturities of assets and liabilities were to occur and Trenwick America Corporation had to liquidate investments prior to their maturity, it may incur realized losses and, the effect on Trenwick America Corporation's results of operations could be significant. Also see Note 5 of Notes to the Consolidated Financial Statements.

Deferred Income Taxes

Trenwick America Corporation recorded as an asset as of December 31, 2001 $65.8 million of net deferred income taxes. The net deferred income taxes represent the expected future tax benefit of losses previously incurred by Trenwick America Corporation. The future tax benefit must be used on or before 2021. In order to maintain its net deferred income taxes as an asset, Trenwick America Corporation is required to determine that it is more likely than not that it will be able to realize the future tax benefit of its previously incurred losses. In making this determination, Trenwick America Corporation is required to make estimates as to its future income. If Trenwick America Corporation's estimates of its future income were to be revised and it became more likely than not that Trenwick America Corporation would not be able to realize the future tax benefit of its previously incurred losses, the effect on Trenwick America Corporation's results of operations could be significant. Also see Note 7 of Notes to the Consolidated Financial Statements.

Quantitative and Qualitative Disclosure About Market Risk

The following sections address the significant market risks associated with Trenwick America Corporation's business activities as of December 31, 2001 and 2000. Trenwick America Corporation's primary market risk exposures are:

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

As of December 31, 2001, Trenwick America Corporation's exposure to high yield investments was minimal. While these investments are more susceptible to credit risk, their total market value represents 5% of total investments and cash and therefore management believes that the exposure to credit risk is not material. Trenwick America Corporation has no derivatives and its investments do not contain terms that may result in potential losses due to leverage.

The borrowings of Trenwick America Corporation are summarized in note 6 to the financial statements.

Foreign Currency Exchange Rate Risk

Foreign currency risk is the risk that Trenwick America Corporation will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises from Trenwick America Corporation's debt obligations and securities denominated in foreign currencies. Trenwick America Corporation's debt obligations denominated in foreign currencies were $13.0 million and $13.4 million at year end 2001 and 2000, respectively.

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

Management estimates that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which Trenwick America Corporation is exposed at year end 2001 would have decreased the fair value of Trenwick America Corporation's foreign denominated net liabilities by approximately $1.0 million. At year end 2000, the same 10% shift in foreign currency exchange rates would have resulted in a potential loss in fair value of the foreign denominated net assets of approximately $2.8 million.

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

A 100 basis point increase in market interest rates would have resulted in an estimated pre-tax loss in the fair value of these instruments of $33.9 million and $31.1 million at year end 2001 and 2000, respectively. Similarly, a 100 basis point decrease in market interest rates would have resulted in an estimated pre-tax gain in the fair value of these instruments of $29.8 million and $28.2 million at year end 2001 and 2000, respectively.

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

Of Trenwick America Corporation's $24.2 million equity portfolio at year end 2001, $14.6 million were subject to equity risk. Trenwick America Corporation's potential exposure on equity securities is estimated in terms of an immediate 10% drop in equity prices across all equity securities holdings from those prevailing at year end 2001 which would have resulted in a $1.5 million loss. At year end 2000, the same drop in equity prices would have resulted in an $8.3 million loss.

The fair value estimates shown are based on the composition of the equity security portfolio at year-end and these exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities.

The above analyses do not take into account any correlation among foreign currency exchange rates, or any correlation among various markets (i.e., the fixed income markets and foreign exchange and equity markets). Trenwick America Corporation's actual experience may differ from the results noted above due to the correlation assumptions utilized, or if events occur that were not included in the methodology, such as significant liquidity or market events. The selection of the amount of increases or decreases in currency exchange rates, interest rates and equity values in the above analyses should not be construed as a prediction of future market events, but rather, to illustrate the potential impact of such events.

Accounting Standards

In July 2001, the Financial Accounting Standards Board issued a statement covering goodwill and other intangible assets, which is required to be adopted at the beginning of 2002. The statement requires that the goodwill be tested for impairment under either market value or cash flow tests and any impairment to be recorded as of January 1, 2002 as the cumulative effect of an accounting change. The impairment tests must be completed by the reporting of quarterly results of operations as of June 30, 2002. We will conduct impairment tests on the goodwill balance and implement the statement during the first or second quarter of 2002. Goodwill amortization was $1.5 million in 2001.

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

Safe Harbor Disclosure

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Trenwick America Corporation sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, made by or on behalf of Trenwick America Corporation in this Annual Report on Form 10-K and in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of Trenwick America Corporation and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have," and similar expressions.

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

     -    Changes in reinsurance purchasing and distribution patterns;

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

     -    Changes in Trenwick America Corporation's capital needs;

     - The ability of Trenwick America Corporation to refinance or repay its outstanding indebtedness; and

     - Changes in the financial strength ratings assigned to Trenwick America Corporation and its operating subsidiaries.

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


Item 8.  Financial Statements and Supplementary Data

See the Consolidated Financial Statements and Notes thereto and the Schedules on pages F-1 through F-28 and S-1 through S-6 included in Part IV, Item 14.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1.   Financial statements:

          Report of Independent Accountants - (Page F-1).

          Consolidated Balance Sheet at December 31, 2001 and 2000. (Page F-2).

          Consolidated Statements of Operations, Comprehensive Income and Changes in Common Stockholder's Equity for the years ended December 31, 2001, 2000 and 1999. (Page F-3).

          Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999. (Page F-4).

          Notes to Consolidated Financial Statements. (Pages F-5 through F-28).

     2.   Financial statement schedules required to be filed by Item 8 of this
          Form:

                  Schedule
          Page    Number
          ----    --------
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

     10.2 First Amendment and Waiver to the Credit Agreement, dated as of June 13, 2001, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and The Chase Manhattan Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Trenwick America Corporation's First Amendment to Quarterly Report on Form 10-Q, filed on January 11, 2002 (File No. 0-31967).

    10.3 First Amendment to the Holdings Guaranty, dated as of June 13, 2001, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to
          Exhibit 10.2 to Trenwick America Corporation's First Amendment to Quarterly Report on Form 10-Q, filed on January 11, 2002 (File No. 0-31967).

    10.4 Second Amendment and Waiver to the Credit Agreement, dated as of November 13, 2001, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JP Morgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.3 to Trenwick America Corporation's First Amendment to Quarterly Report on Form 10-Q, filed on January 11, 2002 (File No. 0-31967).

    10.5 Second Amendment to the Holdings Guaranty, dated as of November 13, 2001, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to
          Exhibit 10.4 to Trenwick America Corporation's First Amendment to Quarterly Report on Form 10-Q, filed on January 11, 2002 (File No. 0-31967).

    10.6 Office lease between Trenwick America Corporation and EOP-Canterbury Green, L.L.C. dated as of January 29, 1998, with respect to office space in Stamford, Connecticut. Incorporated by reference to Exhibit
          10.16 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-15389).

    10.7 First Amendment dated as of March 31, 1998, to office lease between Trenwick America Corporation and EOP-Canterbury Green L.L.C. dated January 29, 1998. Incorporated by reference to Exhibit 10.11 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

    10.8 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York. Incorporated by reference to Exhibit 10.28 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).

    10.9 Aggregate Excess of Loss Ratio Cover between Trenwick America Reinsurance Corporation and Continental Casualty Company. Incorporated by reference to Exhibit 10.22 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-14737).

    10.10 1996 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York and CNA Re. Incorporated by reference to Exhibit
          10.33 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-14737).

    10.11 First and Second Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York and CNA Re. Incorporated by reference to Exhibit 10.31 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-15389).

    10.12 1998 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York and

          National Union. Incorporated by reference to Exhibit 10.27 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

    10.13 1999 Coinsured Aggregate Excess of Loss Reinsurance Agreement between Trenwick America Reinsurance Corporation and Centre Insurance Company and National Union. Incorporated by reference to Exhibit 10.39 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).

    10.14 Aggregate Excess of Loss Reinsurance Agreement, dated as of October 27, 1999, by and between Chartwell Reinsurance Company, Dakota Specialty Insurance Company, The Insurance Corporation of New York and Drayton Company Limited, inclusive of corporate capital support of London underwriting operations, and London Life and Casualty Reinsurance Corporation and Scandinavian Reinsurance Company, Ltd. Incorporated by reference to Exhibit 10.40 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).

    12.1  Computation of Ratios.

    23.1  Consent of PricewaterhouseCoopers LLP

(b)  Reports on Form 8-K

     Trenwick America Corporation did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRENWICK AMERICA CORPORATION
                                               (Registrant)


                                         By  /s/ Stephen H. Binet
                                             -----------------------------------
                                             Stephen H. Binet
                                             President, Chief Executive Officer,
                                             and Director
Dated:  March 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                           Date
---------                        -----                           ----

/s/Stephen H. Binet              President, Chief Executive      March 18, 2002
-------------------------        Officer, and Director
   Stephen H. Binet

/s/Alan L. Hunte                 Executive Vice President,       March 18, 2002
-------------------------        Chief Accounting Officer,
   Alan L. Hunte                  and Director


/s/James F. Billett, Jr.         Chairman of the Board           March 18, 2002
-------------------------
   James F. Billett, Jr.

/s/Paul Feldsher                 Director                        March 18, 2002
-------------------------
   Paul Feldsher

/s/Robert A. Giambo              Director                        March 18, 2002
-------------------------
   Robert A. Giambo

/s/James E. Roberts              Director                        March 18, 2002
-------------------------
   James E. Roberts

                        Report of Independent Accountants


To the Board of Directors
and Stockholder of
Trenwick America Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income and changes in common stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Trenwick America Corporation and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP



New York, New York
February 27, 2002

                          Trenwick America Corporation
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars)
                           December 31, 2001 and 2000

                                                                   2001               2000
                                                                ----------        ----------
ASSETS:
Debt securities available for sale, at fair value               $1,054,518        $1,006,161
Equity securities, at fair value                                    24,164           103,641
Cash and cash equivalents                                          128,522           133,395
Accrued investment income                                           12,685            14,006
Premiums receivable                                                159,721           158,110
Reinsurance recoverable balances, net                              544,202           511,163
Prepaid reinsurance premiums                                        83,980            63,879
Deferred policy acquisition costs                                   45,403            36,267
Due from parent and affiliates                                      68,260            57,952
Net deferred income taxes                                           65,757            63,598
Goodwill                                                            52,119            33,976
Other assets                                                        89,774           102,874
                                                                ----------        ----------
Total assets                                                    $2,329,105        $2,285,022
                                                                ==========        ==========
LIABILITIES:
Unpaid claims and claims expenses                               $1,412,104        $1,396,504
Unearned premium income                                            239,004           177,174
Reinsurance balances payable                                        42,424            26,401
Indebtedness                                                       288,878           283,289
Due to affiliates                                                   50,434            75,303
Other liabilities                                                   33,939            38,385
                                                                ----------        ----------
Total liabilities                                                2,066,783         1,997,056
                                                                ----------        ----------
MINORITY INTEREST:
Mandatorily redeemable preferred capital securities
  of subsidiary trust holding solely junior
  subordinated debentures of Trenwick
  America Corporation                                               86,973            87,059
                                                                ----------        ----------
COMMON STOCKHOLDER'S EQUITY
Common stock and additional paid in capital                         99,353           114,847
Retained earnings                                                   57,104            76,629
Accumulated other comprehensive income                              18,892             9,431
                                                                ----------        ----------
Total common stockholder's equity                                  175,349           200,907
                                                                ----------        ----------
Total liabilities, minority interest
   and common stockholder's equity                              $2,329,105        $2,285,022
                                                                ==========        ==========

The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
           Consolidated Statement of Operations, Comprehensive Income
                   and Changes in Common Stockholder's Equity
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2001, 2000 and 1999

                                                    2001         2000         1999
                                                 ---------    ---------    ---------
Revenues:
Net premiums earned                              $ 380,288    $ 310,791    $ 187,885
Net investment income                               68,041       66,601       40,291
Net realized investment gains (losses)              (1,866)       6,768          971
Other income                                         2,819        2,823          569
                                                 ---------    ---------    ---------
Total revenues                                     449,282      386,983      229,716
                                                 ---------    ---------    ---------

Expenses:
Claims and claims expenses incurred                305,488      276,043      147,182
Policy acquisition costs                           122,213       92,980       62,550
Underwriting expenses                               18,890       20,730       17,694
General and administrative expenses                  2,562       18,776        5,990
Goodwill amortization                                1,512          355           --
Interest expense and subsidiary
  preferred share dividends                         31,336       35,769       18,550
Foreign currency losses                              1,434        1,831           --
                                                 ---------    ---------    ---------
Total expenses                                     483,435      446,484      251,966
                                                 ---------    ---------    ---------

Loss before income taxes                           (34,153)     (59,501)     (22,250)
Income taxes (benefit)                             (14,628)     (22,529)     (12,355)
                                                 ---------    ---------    ---------
Net loss                                           (19,525)     (36,972)      (9,895)
Net unrealized investment gains (losses)            11,043       14,713      (25,154)
Foreign currency translation adjustments            (1,582)       1,466       (1,458)
                                                 ---------    ---------    ---------
Comprehensive loss                               $ (10,064)   $ (20,793)   $ (36,507)
                                                 =========    =========    =========

Changes in common stockholder's equity:
Common stockholder's equity, beginning of year   $ 200,907    $ 214,482    $ 208,332
Net capital transactions with affiliates           (13,486)     (21,076)      88,757
Adjustments related to business combination         (2,008)      37,794           --
Comprehensive loss                                 (10,064)     (20,793)     (36,507)
Common share dividends                                  --       (9,500)     (46,100)
                                                 ---------    ---------    ---------

Common stockholder's equity, end of year         $ 175,349    $ 200,907    $ 214,482
                                                 =========    =========    =========

The accompanying notes are an integral part of these statements.

        Trenwick America Corporation Consolidated Statement of Cash Flows
            (Amounts expressed in thousands of United States dollars)
                  Years ended December 31, 2001, 2000 and 1999

                                                                                             2001            2000            1999
                                                                                          ---------       ---------       ---------
Net income (loss)                                                                          $(19,525)       $(36,972)        $(9,895)
Adjustments to reconcile net income (loss) to net
  cash from (for) operating activities:
  Contingent interest note adjustments                                                       (8,700)         (4,675)            642
  Investment premium amortization                                                               389             633           1,832
  Deferred income taxes                                                                     (25,753)           (289)          5,056
  Net realized investment gains (losses)                                                      1,866          (6,768)           (971)
  Unrealized loss (gain) on foreign exchange                                                 (1,040)          1,883              --
  Uncollectable accounts provision                                                            3,320          11,666           7,779
  Other fair value adjustment accretion                                                         458             365              --
  Loss sharing agreement reallocation                                                       (28,570)         17,756          10,814
  Other                                                                                         760          (6,859)         (4,803)
  Changes in assets and liabilities, net of effects from
  purchase of subsidiary:
  Accrued investment income                                                                   1,321           3,847           1,354
  Premiums receivable                                                                        (1,611)         (4,398)         59,995
  Deferred policy acquisition costs                                                          (9,136)          1,704           7,032
  Other assets                                                                               18,806          37,901         (58,897)
  Unpaid claims and claims expenses, net of
     reinsurance recoverable balances                                                       (17,440)        (76,962)        (61,170)
  Unearned premium income, net of prepaid
     reinsurance premiums                                                                    41,730         (10,351)        (15,944)
   Other liabilities                                                                         13,143         (26,704)         (7,576)
                                                                                          ---------       ---------       ---------
Cash for operating activities                                                               (29,982)        (98,223)        (64,752)
                                                                                          ---------       ---------       ---------
Investing activities:
  Debt and equity securities sales and maturities                                           646,048         481,853         272,390
  Debt and equity securities purchases                                                     (599,566)       (327,491)       (134,381)
  Cash acquired in pooling business combination                                                  --              --          34,131
  Other investing activities                                                                 (5,320)         (1,552)          8,424
                                                                                          ---------       ---------       ---------
Cash from investing activities                                                               41,162         152,810         180,564
                                                                                          ---------       ---------       ---------
Financing activities:
  Indebtedness proceeds                                                                      14,000          24,000              --
  Indebtedness costs                                                                         (1,475)         (1,834)             --
  Indebtedness repayments                                                                        --         (41,101)        (48,417)
  Affiliate loan proceeds (repayments)                                                      (33,677)         57,288          54,855
  Affiliate capital transactions, net                                                         5,099         (47,901)
  Dividend payments                                                                              --          (9,500)        (46,100)
  Other financing activities, net                                                                --              --          (9,056)
                                                                                          ---------       ---------       ---------
Cash for financing activities                                                               (16,053)        (19,048)        (48,718)
                                                                                          ---------       ---------       ---------
Change in cash and cash equivalents                                                          (4,873)         35,539          67,094
Cash and cash equivalents, beginning of year                                                133,395          97,856          30,762
                                                                                          ---------       ---------       ---------
Cash and cash equivalents, end of year                                                     $128,522        $133,395         $97,856
                                                                                          =========       =========       =========

                          TRENWICK AMERICA CORPORATION
                   Notes to Consolidated Financial Statements
   (Amounts expressed in thousands of United States dollars except share data)
                  Years Ended December 31, 2001, 2000 and 1999

Note 1             Organization
Organization       Trenwick America Corporation is a United States holding
and Basis          company whose principal subsidiaries underwrite specialty
of Presentation    insurance and reinsurance. Trenwick America Corporation's
                   ultimate parent is Trenwick Group Ltd., which is a publicly traded Bermuda holding company. Prior to September 27, 2000,
                   Trenwick America Corporation's parent was Trenwick Group Inc.

                   On September 27, 2000, Trenwick Group Ltd., a newly formed company, acquired all of the assets and liabilities of Trenwick Group Inc. and all of the issued and outstanding common shares of LaSalle Re Holdings Limited and LaSalle Re Limited in exchange for Trenwick Group Ltd. common shares. Trenwick Group Inc. then distributed the shares received from Trenwick Group Ltd. to its shareholders in a liquidating distribution. Substantially all of Trenwick Group Inc.'s assets and liabilities were transferred from Trenwick Group Inc. to Chartwell Re Holdings Corporation (then a wholly-owned subsidiary of Trenwick Group Inc.) immediately prior to the Trenwick/LaSalle business combination. Chartwell Re Holdings Corporation then sold most of its United Kingdom and Bermuda subsidiaries to Trenwick Group Inc. at fair value. Immediately after the Trenwick/LaSalle business combination, Chartwell Re Holdings Corporation merged with and into Trenwick America Corporation, with Trenwick America Corporation as the surviving corporation. As a result of such merger, Trenwick America Corporation acquired Chartwell Insurance Company, The Insurance Corporation of New York and Dakota Specialty Insurance Company. The Trenwick/LaSalle business combination and its related transactions were completed on September 27, 2000. On October 27, 1999, Trenwick Group Inc. became the ultimate parent of Chartwell Insurance Company, The Insurance Corporation of New York and Dakota Specialty Insurance Company through its acquisition of Chartwell Re Corporation. More details of these business combinations are disclosed in Note 2.

                   Trenwick America Corporation's principal subsidiaries underwrite specialty insurance and reinsurance through two business platforms: Trenwick America Reinsurance Corporation, which underwrites treaty reinsurance on United States property and casualty risks, including reinsurance business previously written by Chartwell Re Corporation; and Canterbury Financial Group Inc. which underwrites specialty insurance through The Insurance Corporation of New York, Dakota Specialty Insurance Company and Chartwell Insurance Company. More details on business segments are disclosed in
                   Note 3.

                   Basis of Presentation
                   We include the accounts of Trenwick America Corporation and its subsidiaries in these financial statements after elimination of significant intercompany accounts and transactions. We have reclassified certain items in prior year financial statements to conform to current presentation.

                   We prepared these financial statements in conformity with accounting principles that are generally accepted in the United States of America, sometimes referred to as U.S. GAAP. In preparing these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts will differ from these estimates.

                   As discussed in Note 2, the business combination between LaSalle Re Holdings Limited and Trenwick Group Inc. was accounted for as a purchase by LaSalle Re Holdings Limited of the minority interest in LaSalle Re Limited and of Trenwick Group Inc. Accordingly, the assets and liabilities of Trenwick America Corporation have been adjusted to reflect their fair value, after consideration of the purchase price, as of September 27, 2000. In addition, a portion of the goodwill resulting from the business combination has been pushed down to Trenwick America Corporation and was reflected in the consolidated balance sheet.

                   As a result of the reorganization described above, the United Kingdom and Bermuda subsidiaries of Trenwick Group Inc., were sold to Trenwick Group Ltd., and the remaining net liabilities of Trenwick Group Inc., consisting primarily of indebtedness and preferred capital securities, were assumed by Trenwick America Corporation. These financial statements present the reorganization at historical cost in a manner similar to a pooling of interests business combination. Accordingly, the accompanying financial statements at year end 2001 and for the 2000 and 1999 years have been restated to reflect the combined operating results, cash flows, and financial position of the United States operations of Trenwick Group Inc. for all periods in which the companies were under the common control of Trenwick Group Inc.

                   Other significant accounting policies are presented in italics within the appropriate footnotes.

Note 2             Trenwick/LaSalle Business Combination
Business           On December 19, 1999, LaSalle Re Holdings Limited, LaSalle
Combinations       Re Limited and Trenwick Group Inc. signed a definitive
                   agreement to combine under a new holding company, Trenwick
                   Group Ltd. On September 27, 2000, following shareholder and regulatory approval, the newly formed Trenwick Group Ltd.
                   issued common shares on a one-for-one, tax-free basis to the former shareholders of LaSalle Re Holdings Limited, the minority shareholders of LaSalle Re Limited, then a 77.5% owned subsidiary of LaSalle Re Holdings Limited, and the former shareholders of Trenwick Group Inc.

                   We accounted for the Trenwick/LaSalle business combination as a purchase by LaSalle Re Holdings Limited of the minority interest in LaSalle Re Limited and of Trenwick Group Inc. Under the purchase basis of accounting, we allocated the purchase price to the identifiable assets acquired and liabilities assumed, based on the estimated fair values at the date of acquisition and recorded the unallocated excess as goodwill. A portion of the goodwill resulting from the business combination ($33,976 at December 31, 2000) was pushed down to Trenwick America Corporation and was reflected in the consolidated balance sheet. During the 2001 year, we refined our estimates used in the calculation of the fair value of the net assets acquired in this business combination, principally for the deferred income tax asset, and recorded an additional $2,008 of goodwill has been pushed down to the consolidated balance sheet of Trenwick America Corporation. Pending changes in accounting for goodwill and its amortization are described in Note 11.

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

Note 3             Trenwick America Corporation conducts its specialty insurance
Segment            and reinsurance business in the following two business
Information        segments:

                   o Treaty reinsurance, principally through Trenwick America Reinsurance Corporation; and

                   o Specialty insurance, principally through The Insurance Corporation of New York and Dakota Specialty Insurance Company

                   The business segment financial information excludes the Excess Casualty Reinsurance Association Pool ("ECRA Pool") runoff. The business segment financial information also excludes affiliate transactions, the most significant of which are a reinsurance contract with a U.K. affiliate of Trenwick America Corporation that writes international specialty insurance and reinsurance business and a loss sharing agreement with some of Trenwick America Corporation's U.K. affiliates, which provides for the allocation of recoverables from reinsurance purchased in connection with the Trenwick/Chartwell merger.

                   Business segment financial information for Trenwick America Corporation at year end 2001 and 2000 and for each of the years 2001, 2000, and 1999 follow:

                   Total assets:                                      2001         2000
                                                                  ----------    ----------
                   Treaty reinsurance                             $1,634,470    $1,782,808
                   Specialty insurance                               572,138       376,994
                   Unallocated                                       122,497       125,220
                                                                  ----------    ----------
                   Total assets                                   $2,329,105    $2,285,022
                                                                  ==========    ==========

                                                        2001          2000         1999
                                                      ---------    ---------    ---------
                   Total revenues:
                   Treaty reinsurance                 $ 335,867    $ 328,478    $ 217,322
                   Specialty insurance                   97,178       54,758       12,234
                   Affiliate transactions                10,879          173           --
                   Unallocated                            5,358        3,574          160
                                                      ---------    ---------    ---------
                   Total revenues                     $ 449,282    $ 386,983    $ 229,716
                                                      =========    =========    =========

                                                        2001          2000         1999
                                                      ---------    ---------    ---------
                   Net income (loss)
                   Treaty reinsurance                 $   4,863    $   7,404    $   7,473
                   Specialty insurance                       44        2,339        1,680
                   Affiliate transactions                 5,417      (14,817)          --
                   ECRA pool runoff                      (7,495)          --           --
                   Unallocated interest expense and
                     subsidiary preferred
                     share dividends                    (30,824)     (35,540)     (18,362)
                   Other unallocated                      8,470        3,642         (686)
                                                      ---------    ---------    ---------
                   Net loss                           $ (19,525)   $ (36,972)   $  (9,895)
                                                      =========    =========    =========

                   Revenues from transactions between operating segments, which are not material, have been eliminated in consolidation.

Note 4             Premiums
Underwriting       We accrue insurance and reinsurance premiums on contracts on
Activities         an estimated basis throughout the term of such contracts. For retrospectively rated and other experience rated reinsurance contracts, we estimate and accrue premiums based on the difference between total costs before and after the experience under the contract (the with-and-without method).
                   We make premium estimates based on statistical and other data and record subsequent adjustments in the period in which they become known. We account for short-duration contracts as reinsurance when they provide indemnification against loss or liability relating to insurance risk and as deposits when they do not.

                   We earn insurance and reinsurance premiums (net of reinsurance ceded) on a pro-rata basis over the related contract period. We record unearned premium income for the portion of premiums applicable to the unexpired portion of premium coverage with renewal dates later than year-end. We compute premium income for direct business and excess of loss reinsurance using pro-rata methods; for proportional business, we compute premium income based on reports received from ceding companies. We record reinsurance premiums as prepaid expenses and amortize them over the contract period in proportion to the amount of reinsurance protection provided. Where the contract provides for return premiums, we make accruals based on loss experience through the date of the balance sheet.

                   The components of premiums written and earned follow:

                                               2001         2000         1999
                                            ---------    ---------    ---------
                   Assumed premiums written $ 350,134    $ 338,794    $ 210,921

                   Direct premiums written    291,433      187,545       38,088
                                            ---------    ---------    ---------
                   Gross premiums written     641,567      526,339      249,009
                   Ceded premiums written    (210,160)    (221,027)     (77,624)
                                            ---------    ---------    ---------
                   Net premiums written     $ 431,407    $ 305,312    $ 171,385
                                            =========    =========    =========

                   Assumed premiums earned  $ 321,882    $ 352,607    $ 255,164
                   Direct premiums earned     250,047      165,728       10,343
                                            ---------    ---------    ---------
                   Gross premiums earned      571,929      518,335      265,507
                   Ceded premiums earned     (191,641)    (207,544)     (77,622)
                                            ---------    ---------    ---------
                   Net premiums earned      $ 380,288    $ 310,791    $ 187,885
                                            =========    =========    =========

                   Policy acquisition costs
                   Policy acquisition costs primarily consist of commissions and brokerage expenses that vary with, and are primarily related to, the acquisition of business. We defer and amortize policy acquisition costs over the period in which the related premiums are earned. We periodically review deferred policy acquisition costs to determine that they do not exceed recoverable amounts after allowing for anticipated investment income.

                   The components of policy acquisition costs are as follows:

                                                               2001          2000         1999
                                                             ---------    ---------    ---------
                   Gross policy acquisition costs deferred   $ 194,429    $ 156,910    $ 106,617
                   Ceded policy acquisition costs deferred     (63,080)     (65,634)     (27,119)
                                                             ---------    ---------    ---------
                   Net policy acquisition costs deferred     $ 131,349    $  91,276    $  79,498
                                                             =========    =========    =========

                   Policy acquisition costs expensed         $ 122,213    $  92,980    $  62,550
                                                             =========    =========    =========

                   Trenwick America Corporation earned commissions on cessions to retrocessionaires of $152,564, $64,883, and $18,928 for the 2001, 2000 and 1999 years, respectively.

                   Claims and Claims Expenses
                   We record claims and claims expenses as incurred, at management's best estimate, in order to match claims and claims expense costs with premiums over the contract periods. The amount provided for unpaid claims and claims expenses consists of any unpaid reported claims and claims expenses and estimates for incurred but not reported claims and claims expenses, net of salvage and subrogation. We developed the estimates for claims and claims expenses incurred but not reported based on historical claims and claims expense experience and an actuarial evaluation of expected claims and claims expense experience. In connection with the Trenwick/LaSalle business combination, Trenwick America Corporation adopted LaSalle Re Holdings Limited's policy of using tabular reserving for workers' compensation indemnity liabilities that are considered fixed and determinable, and discounted such reserves using an interest rate of 3.5%. Insurance liabilities are based on estimates, and the ultimate liability will vary from our estimates. Adjustments to these estimates are reflected in income when known.

                   The components of net claims and claims expenses incurred follow:

                                                                  2001         2000        1999
                                                               ---------    ---------    ---------
                   Gross claims and claims expenses incurred   $ 430,702    $ 455,093    $ 268,066
                   Ceded claims and claims expenses incurred    (125,214)    (179,050)    (120,884)
                                                               ---------    ---------    ---------
                   Net claims and claims expenses incurred     $ 305,488    $ 276,043    $ 147,182
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

                                                                          2001          2000            1999
                                                                      -----------    -----------    -----------
                   Net unpaid claims and claims expenses,
                      beginning of year                               $   760,071    $   841,381    $   352,050
                                                                      -----------    -----------    -----------
                   Net unpaid claims and claims
                     expenses of companies acquired                            --             --        564,829
                                                                      -----------    -----------    -----------
                   Provision, net of reinsurance recoverable:
                      Claims incurred in the current year                 292,933        251,139        130,993
                      Claims incurred prior to the current year            22,448         32,496         16,189
                                                                      -----------    -----------    -----------
                      Total provision                                     315,381        283,635        147,182
                                                                      -----------    -----------    -----------
                   Payments, net of reinsurance:
                      Claims incurred in the current year                 (64,085)       (66,574)       (38,320)
                      Claims incurred prior to the current year          (250,649)      (279,717)      (173,546)
                                                                      -----------    -----------    -----------
                      Total payments                                     (314,734)      (346,291)      (211,866)
                                                                      -----------    -----------    -----------
                   Adoption of accounting policy for workers'
                      compensation discounting                                 --         (1,135)            --
                                                                      -----------    -----------    -----------
                   Effect of loss sharing agreement with affiliates        28,570        (17,756)       (10,814)
                                                                      -----------    -----------    -----------
                   Foreign currency translation adjustment to net
                      unpaid claims and claims expenses                        88            237             --
                                                                      -----------    -----------    -----------
                   End of year:
                      Net unpaid claims and claims expenses               789,376        760,071        841,381
                      Reinsurance recoverable on unpaid claims
                         and claims expenses                              610,906        611,954        502,787
                                                                      -----------    -----------    -----------
                      Gross unpaid claims and claims expenses         $ 1,400,282    $ 1,372,025    $ 1,344,168
                                                                      ===========    ===========    ===========

                   Unpaid claims and claims expenses at year end 2001 and 2000 includes $11,822 and $24,479 of claims and claims expenses payable, respectively, which are not reflected in the reconciliation of beginning and ending balances of net liabilities for unpaid claims and claims expenses presented above. In addition, the 2001 and 2000 provisions for claims incurred prior to the current year presented in the reconciliation above do not include the benefits of $9,893 and $7,592, respectively related to the reduction of the contingent interest note. Workers' compensation indemnity reserves subject to discounting totaled $3,998 and $3,883 at year end 2001 and 2000, respectively.

                   In the 2001 year, Trenwick America Corporation recorded a net increase of $12,555 in estimates for claims occurring in prior accident years. The increase in 2001 includes $15,654 of reserve strengthening related to the treaty reinsurance segment's liability business, which was underwritten prior to 2001 and $11,530 related to prior participation in the ECRA Pool. In addition, $13,940 of the loss reserve strengthening related to the specialty program insurance segment. This reserve strengthening was offset in part by a reduction in claims and claims expenses of $28,570 incurred related to a loss sharing agreement with some of Trenwick America Corporation's U.K. affiliates, as described below.

                   In 2000, the net estimates of prior year loss reserves for Trenwick America Reinsurance Corporation, Chartwell Insurance Company and The Insurance Corporation of New York increased by approximately $13,171, $9,133 and $2,600, respectively. The increases for Trenwick America Reinsurance Corporation and Chartwell Insurance Company's casualty reinsurance business reflect a continued deterioration in market conditions since 1997. The increase for The Insurance Corporation of New York relates primarily to unfavorable development two specialty insurance programs that underwrite casualty and commercial auto business.

                   In 1999, net estimates of prior year losses increased by approximately $16,189. The increase was due to adverse development of Trenwick America Reinsurance Corporation's reserves for the 1997 and 1998 accident years.

                   Inflation
                   Inflation raises the cost of economic losses and non-economic damages covered by insurance contracts and, therefore is a factor in determining effective rates of reinsurance. The methods used to estimate individual case reserves and reserves for claims incurred but not yet reported implicitly incorporate the effects of inflation in the projection of ultimate losses. Due to the inherent uncertainties of estimating unpaid claims and claims expenses, actual claims and claims expenses may deviate, perhaps substantially, from estimates reflected in these financial statements. Management believes that its claim estimation methods are reasonable and prudent and that its unpaid claims and claims expenses at year end 2001 are adequate.

                   Latent Injury and Toxic Tort Claims
                   The balance of unpaid claims and claims expenses also includes provisions for latent injury or toxic tort claims that cannot be estimated with traditional techniques. Due to inconsistent court decisions in federal and state jurisdictions and the wide variation among insureds with respect to underlying facts and coverage, uncertainty exists with respect to these claims as to liabilities of ceding companies and, consequently, reinsurance coverage. With the exception of an insurer acquired in the Trenwick/ Chartwell merger, Trenwick America Corporation's exposure to such latent losses is not expected to be significant due to its relatively recent entry into the reinsurance business, its low historical levels of premium volume prior to the application of exclusions for asbestos and environmental liabilities and its retrocessional programs. To the extent that there is adverse development in that insurer's loss reserves, including its reserves for latent losses, Trenwick America Corporation's obligation under certain of its indebtedness is reduced. More details on that indebtedness are included in Note 6.

                   The estimate of net unpaid claims and claims expenses for asbestos and environmental claims at year end 2001 and 2000 was $91,050 and $70,547, respectively, comprising gross unpaid claims and claims expenses of $118,688 and $99,474, net of reinsurance recoverable on unpaid claims and claims expenses of $27,638 and $28,927. The above figures include liabilities emanating from Trenwick Group Ltd.'s participation in the ECRA Pool.

                   Reinsurance
                   We enter into reinsurance and retrocessional agreements to reduce our exposure on individual risks, catastrophic losses and other large losses in all lines of business. We classify reinsurance contracts which do not meet insurance accounting risk transfer requirements as deposits. We treat these deposits as financing transactions and credit or charge with interest income or interest expense to them according to contract terms.

                   Trenwick America Reinsurance Corporation's reinsurance treaties consist principally of property catastrophe reinsurance treaties. Canterbury Financial Group Inc. purchases specific reinsurance programs for each of the programs underwritten by its insurance companies.

                   From 1989 to 1999, Trenwick America Reinsurance Corporation purchased aggregate excess of loss ratio treaties from several reinsurers. These facilities provided Trenwick America Reinsurance Corporation with a layer of protection against adverse results from its domestic casualty business in excess of specified loss ratios. Trenwick America Reinsurance Corporation did not purchase an aggregate excess of loss ratio treaty after 1999. Interest expense on funds held under these facilities is recorded as an investment expense, and is included in the funds held offset at year end 2001 and 2000.

                   At the time of the closing of the Trenwick/Chartwell merger (October 27, 1999), Chartwell Re Corporation purchased a reinsurance policy providing for up to $100,000 in coverage in order to indemnify Trenwick Group Inc. against unanticipated increases in Chartwell Re Corporation's reserves for business written on or before the date the merger was completed. Amounts recoverable under this loss sharing agreement are presented gross in the balance sheet as reinsurance recoverable balances ($91,970 at year end 2001 and 2000) and as miscellaneous accounts receivable, included in other assets ($8,030 at year end 2001 and 2000). The related benefit for losses ceded to the agreement has been reflected as a reduction to claims and claims expenses incurred ($28,570, $27,754 and $35,646 during 2001, 2000 and
                   1999, respectively) and the benefit related to other underwriting balances was reflected as a reduction to underwriting expenses ($8,030 for 1999). The benefit recognized through income is limited to the extent of any losses incurred by Trenwick America Corporation under the agreement. Any excess benefit from the agreement is directly reflected in net capital transactions with affiliates included in common stockholder's equity. In addition, as part of the merger, Chartwell Re Corporation commuted several aggregate stop-loss contracts.

                   Reinsurance Recoverable Balances, Net
                   The components of reinsurance recoverable balances, net at year end 2001 and 2000 are as follows:

                                                                    2001       2000
                                                                  --------   --------
                   Paid claims                                    $ 69,154   $ 38,209
                   Unpaid claims and claims expenses, net of
                     funds held offset of $135,859 and $139,000    475,048    472,954
                                                                  --------   --------
                   Reinsurance recoverable balances, net          $544,202   $511,163
                                                                  ========   ========

                   Reinsurance recoverable balances at year end 2001 and 2000 are net of allowances for doubtful accounts of $17,255 and $14,353, respectively, which includes $12,707 and $10,337 for paid claims and $4,548 and $4,016 for unpaid claims and claims expenses, respectively.

                   Reinsurance agreements provide for recovery of a portion of certain claims and claims expenses from reinsurers and retrocessionaires. Trenwick America Corporation remains liable in the event that the reinsurer or retrocessionaire is unable to meet its obligations; however, Trenwick America Corporation holds collateral under some of these agreements. Letters of credit, trust accounts and funds withheld in the aggregate amount of $354,011 (including interest) have been arranged in favor of Trenwick America Corporation collateralizing reinsurance recoverables with respect to certain reinsurers and retrocessionaires.

Note 5             Debt and Equity Security Investments
Investing          We have classified debt securities as "available for sale"
Activities         and reported them as well as equity securities, at estimated fair value principally using quoted market prices or broker dealer quotes. Included in equity securities are limited partnerships in which we hold greater than a 3% interest, and which are recorded at equity value.

                   Fair value and amortized cost or cost of debt and equity securities at year end 2001 and 2000 follow:

                                                                            2001                     2000
                                                                  -----------------------   ---------------------
                                                                  Fair Value      Cost      Fair Value     Cost
                                                                  ----------   ----------   ----------   --------
                   U.S. federal and U.K. government
                     securities, including agencies               $  147,827   $  144,580   $  136,396   $133,447
                   Other foreign government securities                19,485       19,055       18,223     17,908
                   U.S. municipal government securities                  125          125      249,700    244,234
                   Mortgage and other asset-backed securities        495,799      481,410      337,184    330,204
                   Corporate and other debt securities               391,282      384,678      264,658    263,847
                   Debt securities fair value and                 ----------   ----------   ----------   --------
                     amortized cost                               $1,054,518   $1,029,848   $1,006,161   $989,640
                                                                  ==========   ==========   ==========   ========
                   Publicly traded common and
                     preferred stock                              $   14,619   $    7,865   $   82,919   $ 84,943
                   Limited partnerships                                9,545        9,545(1)    19,722     19,722(1)
                   Private placement stock                                --           --        1,000      1,000
                                                                  ----------   ----------   ----------   --------
                   Equity securities fair value and cost          $   24,164   $   17,410   $  103,641   $105,665
                                                                  ==========   ==========   ==========   ========

                   (1) Amounts represent cost, adjusted for changes in equity of the limited partnerships.

                   Gross unrealized gains and losses on debt and equity securities at year end 2001 and 2000 follow:

                                                                       2001                2000
                                                                -----------------    -----------------
                                                                 Gains    Losses      Gains    Losses
                                                                -------   -------    -------   -------
                   U.S. federal and U.K. government
                     securities, including agencies             $ 4,486   $(1,239)   $ 2,949   $    --
                   Other foreign government securities              663      (233)       315        --
                   U.S. municipal government securities              --        --      5,466        --
                   Mortgage and other asset-backed securities    14,709      (320)     7,097      (117)
                   Corporate and other debt securities           12,449    (5,845)     5,000    (4,189)
                                                                -------   -------    -------   -------
                   Debt securities gross gains and losses       $32,307   $(7,637)   $20,827   $(4,306)
                                                                =======   =======    =======   =======
                   Equity securities gross gains and losses     $ 6,754   $    --    $ 3,160   $(5,184)
                                                                =======   =======    =======   =======

                   The fair value and amortized cost at year end 2001 are shown below by contractual maturity periods except mortgage-backed and asset-backed securities, which are included in the table based on expected maturity dates. Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

                                                            Fair Value   Amortized Cost
                                                            ----------   --------------
                   Due in one year or less                  $   77,413     $   75,619
                   Due after one year through five years       496,049        477,346
                   Due after five years through ten years      349,280        346,124
                   Due after ten years                         131,776        130,759
                                                            ----------     ----------
                   Total maturities of debt securities      $1,054,518     $1,029,848
                                                            ==========     ==========

                   Net Investment Income and Net Investment Gains (Losses)
                   We recognize investment income, consisting principally of interest and dividends, when earned, net of investment expenses. In computing interest income, we amortize premiums and accrete discounts on debt securities utilizing the interest method. We adjust the amortization and accretion for mortgage-backed and other asset-backed securities, when sufficient information exists to estimate the probability and timing of their prepayments, to the amount that would have existed had the new effective yield been applied since the acquisition of the security. We classify imputed interest on the funds held offset to reinsurance recoverable in investment expense.

                   We generally limit investments in debt securities that are rated below investment grade, as these investments are subject to a higher degree of credit risk than investment grade securities. We monitor the creditworthiness of the portfolio, including below investment grade securities, and we write down investments when fair values decline for reasons other than changes in interest rates or other perceived temporary conditions. We determine realized gains or losses on disposition of investments on the basis of specific identification.

                   Sources of net investment income follow:

                                                                2001        2000        1999
                                                              --------    --------    --------
                   Debt securities interest                   $ 71,212    $ 68,264    $ 49,468
                   Equity securities dividends and earnings      5,255       7,063       2,146
                   Cash and cash equivalents interest            5,689       6,179       1,286
                                                              --------    --------    --------
                   Gross investment income                      82,156      81,506      52,900
                   Imputed interest expense                    (11,342)    (11,940)    (10,636)
                   Other investment expenses                    (2,773)     (2,965)     (1,973)
                                                              --------    --------    --------
                   Net investment income                      $ 68,041    $ 66,601    $ 40,291
                                                              ========    ========    ========

                   Net realized gains (losses) on sales of investments and their effect on net income follow:

                                                              2001       2000       1999
                                                            --------    -------    -------
                   Debt security realized gains             $ 11,749    $ 2,124    $ 2,558
                   Equity security realized gains                997      7,143      4,896
                   Debt security realized losses              (7,872)    (2,423)    (6,483)
                   Equity security realized losses            (6,740)       (76)        --
                                                            --------    -------    -------
                   Net realized investment gains (losses)     (1,866)     6,768        971
                   Applicable income taxes (benefit)            (653)     2,369        288
                                                            --------    -------    -------
                   Net realized investment gains (losses)
                     included in net income                 $ (1,213)   $ 4,399    $   683
                                                            ========    =======    =======

                   During 2001 and 1999, Trenwick America Corporation wrote down the fair value of certain debt and equity securities by $3,441 and $5,179, respectively, and reflected the writedown as realized losses of investments to recognize declines in value that were other than temporary. Trenwick America Corporation did not write down the value of any investments during 2000.

                   Net unrealized gains (losses) on investments and their effect on other comprehensive income (loss) follow:

                                                                       2001       2000       1999
                                                                     --------    -------   --------
                   Debt securities net gains (losses)                $ 12,088    $27,431   $(39,932)
                   Equity securities net gains                          3,035      1,972      2,195
                                                                     --------    -------   --------
                   Net investment gains (losses) included
                     in comprehensive income before income taxes       15,123     29,403    (37,737)
                   Applicable income taxes (benefit)                    5,293     10,291    (13,266)
                                                                     --------    -------   --------
                   Net investment gains (losses) included in
                     comprehensive income (loss)                        9,830     19,112    (24,471)
                   Less net realized investment gains (losses)
                     included in net income (loss)                     (1,213)     4,399        683
                                                                     --------    -------   --------
                   Net unrealized investment gains (losses)
                     included in other comprehensive income (loss)   $ 11,043    $14,713   $(25,154)
                                                                     ========    =======   ========

                   Net investment gains (losses) included in other comprehensive income (loss) in 2000 are net of fair value adjustments of $1,875 on debt and equity securities recorded in connection with the Trenwick/LaSalle business combination.

                   Net Unrealized Investment Gains (Losses)

                   We calculate unrealized investment gains (losses) as the difference between recorded values (fair value) and amortized cost or cost. We include net unrealized investment gains and losses, net of applicable deferred income taxes, in common stockholder's equity as accumulated other comprehensive income.

                   Components of net unrealized investment gains (losses) at year end 2001 and 2000 follow:

                                                                       2001      2000
                                                                     -------   --------
                   Debt securities net unrealized gains              $24,670   $ 16,521
                   Equity securities net unrealized gains (losses)     6,754     (2,024)
                                                                     -------   --------
                   Net unrealized gains before income taxes           31,424     14,497
                   Applicable deferred income taxes                   10,958      5,074
                                                                     -------   --------
                   Net unrealized investment gains                   $20,466   $  9,423
                                                                     =======   ========

Note 6             Indebtedness and Minority Interest
Financing
Activities         We have recorded indebtedness and other mandatorily
                   redeemable obligations at their fair value at the date of the Trenwick/LaSalle business combination or at principal amounts advanced subsequent thereto. We accrete the discount on these obligations utilizing the interest method. For our contingent interest note obligations, we adjust the principal amount of the notes for any adverse development in the applicable liability for claims and claims expenses.

                   Carrying value and fair value of indebtedness and minority interest at year end 2001 and 2000 are as follows:

                                                            2001                 2000
                                                    -------------------   -------------------
                                                    Carrying     Fair     Carrying     Fair
                                                      Value     Value       Value     Value
                                                    --------   --------   --------   --------
                   Senior notes                     $ 73,920   $ 63,750   $ 73,143   $ 73,155
                   Senior credit facility            195,035    195,035    181,379    181,379
                   Contingent interest notes          19,923     19,923     28,767     28,767
                                                    --------   --------   --------   --------
                    Total indebtedness               288,878    278,708    283,289    283,301
                   Mandatorily redeemable
                     preferred capital securities     86,973     55,000     87,059     84,779
                                                    --------   --------   --------   --------
                   Total indebtedness and
                     minority interest              $375,851   $333,708   $370,348   $368,080
                                                    ========   ========   ========   ========

                   Future Minimum Principal Payments on Indebtedness
                   Future minimum principal payments on indebtedness and minority interest at year end 2001 follow: 2002, $43,883; 2003, $128,635; 2004, $63,386; 2005, $34,131; 2006, $1,000
                   and thereafter $110,000.

                   Senior Notes
                   The senior notes, with a par value of $75,000, are due April 1, 2003, and are not subject to redemption prior to maturity. They are unsecured obligations and rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick America Corporation, Trenwick Group Ltd.'s U.S. holding company. Under the terms of the notes, Trenwick America Corporation is not restricted from incurring indebtedness, but is subject to limits on its ability to incur secured indebtedness for borrowed money. Interest on the notes is payable semi-annually at an annual rate of 6.7%; interest charged to operations is at the imputed rate of 7.9%.

                   In connection with the Trenwick/Chartwell merger as discussed in Note 1, Trenwick America Corporation indirectly assumed the obligations of its affiliate, Chartwell Re Holdings Corporation under the 10.25% senior notes. During the first quarter of 2000, these notes were redeemed and a loss of $825, net of income taxes of $445, was recorded by Trenwick America Corporation.

                   Senior Credit Facility
                   Concurrent with the Trenwick/LaSalle business combination, Trenwick Group Ltd.'s U.S. and U.K. holding companies entered into an amended and restated $490,000 credit agreement with various lending institutions. The agreement consists of both a $260,000 revolving credit facility and a $230,000 letter of credit facility. Trenwick Group Ltd's U.S. holding company, Trenwick America Corporation, is the primary obligor with respect to the revolving credit facility, and Trenwick Group Ltd.'s U.K. holding company, Trenwick Holdings Limited, is the primary obligor with respect to the letter of credit facility. Guarantees are provided by LaSalle Re Holdings Limited and Trenwick Group Ltd. with respect to both the U.S. and U.K. holding companies' obligations and additionally by the U.S. holding company with respect to the U.K. holding company's obligations.

                   On September 30, 2001, the U.S. holding company converted the outstanding borrowings under the revolving credit facility to a four year term loan facility. The applicable interest rate on the term loan is generally 2.5% above the London Interbank Offered Rate and was 4.7% at year end 2001. The scheduled principal repayments of the $195,035 outstanding at year end 2001 are as follows: 2002, $43,883; 2003, $53,635; 2004,
                   $63,386; and 2005, $34,131. Additionally, the U.S. holding company is obligated to repay a portion or all of the term loan in the event of equity issuances, asset sales and debt issuances by Trenwick Group Ltd. or its subsidiaries.

                   The credit agreement also provides for a letter of credit facility to be issued for the account of Lloyd's to support the syndicate participations of Trenwick Group Ltd.'s subsidiaries. At year end

                   2001, the letter of credit portion of the credit facility was fully utilized at $230,000. Trenwick Group Ltd.'s letter of credit facility is scheduled to expire in November 2002. In the event that Trenwick Group Ltd. is unable to obtain a replacement letter of credit facility, it will be required to post sufficient collateral at Lloyd's or reduce or refrain from underwriting at Lloyd's in the 2003 year of account.

                   The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick Group Ltd.'s minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth. As of year end 2001, Trenwick Group Ltd. was in compliance with the credit agreement covenants.

                   The financial covenants relating to interest coverage, risk based capital and tangible net worth (each as defined by the financial covenants) were revised downward in an amendment to the credit agreement executed following the September 11th terrorist attacks. The amendment set Trenwick Group Ltd.'s minimum interest coverage ratio at 1.5 to 1 for the fourth quarter of 2001, 2.0 to 1 for the first quarter of 2002 and
                   2.5 to 1 thereafter. Trenwick Group Ltd.'s interest coverage ratio at December 31, 2001 was 2.0 to 1. The amendment adjusted downward the minimum risk-based capital requirement for Trenwick Group Ltd.'s subsidiary, Chartwell Insurance Company, from 300% to 225% through December 31, 2002. Thereafter, the minimum risk-based capital for Chartwell Insurance Company returns to 300%. The risk based capital for Chartwell Insurance Company as of December 31, 2001 was 257%. The amendment lowered the base minimum tangible net worth Trenwick Group Ltd. must maintain from $560,000 to $425,000 until the reporting of quarterly results of operations as of March 31, 2002, which are due no later than May 15, 2002. After May 15, 2002, Trenwick Group Ltd. minimum tangible net worth reverts to $560,000. Trenwick Group Ltd.'s tangible net worth as of December 31, 2001 was $428,000. If Trenwick Group Ltd. is unable to meet the credit agreement's financial covenants at the end of the first quarter of 2002, it may be required to repay the outstanding indebtedness and collateralize the outstanding letters of credit issued under the credit agreement through additional financing, asset sales, subsidiary dividends or similar transactions.

                   Contingent Interest Notes
                   The contingent interest notes were issued immediately prior to Chartwell Re Corporation's acquisition of The Insurance Corporation of New York to protect Chartwell Re Corporation against the possibility of adverse development of that insurer's liability for claims and claims expenses and long-tail casualty exposures, which are more fully described in Note 4. Trenwick Group Inc. assumed the obligations of Chartwell Re Corporation under the notes in the Trenwick/Chartwell merger, described in Note 2, and Trenwick America Corporation subsequently assumed the obligations of Trenwick Group Inc. under the notes in the Trenwick/LaSalle business combination, also described in Note 2. The notes were issued in an aggregate principal amount of $1,000 with principal accruing interest at a rate of 8% per annum, compounded annually. The interest will not be payable until maturity or earlier redemption of the notes. In addition, the notes entitle the holders thereof to receive at maturity, in proportion to the principal amount of the notes held by them, an aggregate of from $1,000, up to $55,000, in contingent interest. Settlement of the notes may be made by payment of cash or, under certain specified conditions, by delivery of registered Trenwick Group Ltd. common shares. For purposes of any settlement of the notes in Trenwick Group Ltd.'s common shares, the value ascribed to each common share would be 85% of an average of the closing sales prices of the common stock prior to the settlement date. The notes mature on June 30, 2006.

                   At year end 2001, the notes were recorded at the present value of the amount which is reasonably determined to be payable at maturity. Trenwick America Corporation believes that the applicable liability for unpaid claims and claims expenses at year end 2001 is an appropriate estimate of projected ultimate losses and loss adjustment expenses to be paid and therefore, the amount of contingent interest on the notes presently expected to be paid at maturity is $34,582. During the 2001 and 2000 years, Trenwick America Corporation recorded $9,893 and $7,592, respectively, of reductions to its underwriting losses incurred in connection with adverse development covered under the terms of the contingent interest notes. The notes contain covenants which relate to the maintenance of certain records and limitations on certain indebtedness. At year end 2001 Trenwick Group Ltd. was in compliance with those covenants.

                   Mandatorily Redeemable Preferred Capital Securities
                   The mandatorily redeemable preferred capital securities, with a par value of $110,000, are obligations of a business trust subsidiary of Trenwick America Corporation U.S. holding company, Trenwick America Corporation. The capital securities mature in 2037, require preferential cumulative semi-annual cash distributions at an annual rate of 8.82% and are guaranteed by the U.S. holding company, within certain limits, as to distribution payments and liquidation or redemption payments. Interest charged to operations on the capital securities is at the imputed interest rate of 11.2%.

                   The business trust issuing the capital securities holds an investment in subordinated debentures of the U.S. holding company that have an aggregate principal amount of $113,403, and interest from that investment is the source of cash distributions on the capital securities. The capital securities are subject to mandatory redemption in certain circumstances pertaining to the U.S. holding company's prepayment or repayment of its subordinated debentures held by the trust. In the event of a default by the U.S. holding company with respect either to making required payments on the subordinated debentures or to its guarantee, holders of the capital securities may institute a direct action against the U.S. holding company. In the first quarter of 2001 and the fourth quarter of 2000, a Trenwick Group Ltd. subsidiary purchased $10,650 and $13,000, respectively, par value of the capital securities in the open market for $8,462 and $9,902, respectively.

                   Interest Expense and Subsidiary Preferred Share Dividends
                   We accrue and recognize interest expense and subsidiary preferred share dividends when incurred. In computing interest expense and dividends on capital securities, we accrete the discount on certain obligations utilizing the interest method. Reductions in the liability under the contingent interest notes, which were previously included as reductions to interest expense, have been reclassified as reductions to the appropriate underwriting accounts for the 2001 and 2000 years.

                   Components of interest expense and dividends on preferred capital securities for 2001, 2000 and 1999 were as follows:

                                                     2001      2000      1999
                                                   -------   -------   -------
                   Indebtedness interest expense   $19,825   $24,890   $ 8,479
                   Capital securities dividends      9,702     9,702     9,702
                   Commitment and other fees         1,809     1,177       369
                                                   -------   -------   -------
                   Total                           $31,336   $35,769   $18,550
                                                   =======   =======   =======

                   Interest on indebtedness of $15,563, $7,951 and $1,164 was paid during 2001, 2000 and 1999, respectively. Dividends on preferred capital securities of $2,426 were paid during 2001, 2000 and 1999.

                   Common Shares
                   Trenwick America Corporation has 1,000 shares of $1.00 par value common shares authorized, 100 shares of which are outstanding. All of the outstanding shares of Trenwick America Corporation are held by a subsidiary of Trenwick Group Ltd. Dividends of $9,500 were declared and paid by

                   Trenwick America Corporation to its parent company during 2000. No such dividends were paid in 2001 or 1999.


Note 7             Trenwick America Corporation and its subsidiaries are
Income             incorporated in the United States and are subject to federal
Taxation           and state income taxes imposed by U.S. authorities.

                   We provide income taxes based upon consolidated income reported in the financial statements and the provisions of currently enacted tax laws. We allocate income taxes to operations, other comprehensive income and shareholders' equity, as applicable.

                   We recognize current income tax assets and liabilities, for estimated income taxes refundable or payable based on the current year's income tax returns, and deferred income tax assets and liabilities, for the estimated future income tax effects of temporary differences and carryforwards. Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as the timing of income or expense recognition for financial reporting and tax purposes of items not related to assets and liabilities. We establish valuation allowances to reduce the carrying amount of deferred income tax assets, if necessary, to amounts that are more likely than not to be realized. We periodically review the adequacy of these valuation allowances and record any reduction in allowances through earnings or, for allowances established in the Trenwick/LaSalle business combination, as an offset to goodwill.

                   In 2000, the income tax provision includes an income tax benefit of $445 applicable to an extraordinary loss on debt redemption. The components of the provision for income taxes for 2001, 2000 and 1999 are as follows:

                                                                            2001        2000        1999
                                                                          --------    --------    --------
                   Current and deferred components:
                   Current income tax expense (benefit)                   $ 11,125    $(22,239)   $(17,411)
                   Deferred income tax expense (benefit)                   (25,753)       (290)      5,056
                                                                          --------    --------    --------
                   Total income tax benefit                               $(14,628)   $(22,529)   $(12,355)
                                                                          ========    ========    ========

                   The income tax provision for each of the years presented differs from the amounts determined by applying the applicable U.S. statutory federal income tax rate of 35% to losses before income taxes as a result of the following:

                                                                            2001        2000        1999
                                                                          --------    --------    --------
                   Loss before income taxes                               $(34,153)   $(59,501)   $(22,250)
                                                                          --------    --------    --------
                   Expected income tax benefit at statutory rate of 35%    (11,954)    (20,826)     (7,788)
                   Effect of tax-exempt investment income                     (984)     (5,077)     (6,227)
                   Non-deductible goodwill and other expenses                  529         387         252
                   True-up for prior year returns                           (3,448)      2,103         682
                   Other book-tax differences                                 (559)         --          --
                   Change in valuation allowance                               109          --         770
                   State income taxes                                        1,512         411         (44)
                   Foreign income taxes                                        167         473          --
                                                                          --------    --------    --------
                   Total U.S. federal income tax benefit                  $(14,628)   $(22,529)   $(12,355)
                                                                          ========    ========    ========

                   Deferred income tax assets (liabilities) are attributable to the following temporary differences at year end 2001 and 2000:

                                                                              2001          2000
                                                                            ---------    ---------
                   Deferred income tax assets:
                   Claims and claim expenses discounted                     $  37,950    $  33,947
                   Unearned premium income discounted                          10,845        7,930
                   Contingent interest note adjustments                         6,416        9,552
                   Investment securities, purchase accounting adjustments       1,309        7,419
                   U.S. net operating losses                                   47,982       33,711
                   Alternative minimum tax credits                              5,859        5,256
                   Foreign tax credits                                            410        4,579
                   Unrealized foreign exchange loss                               855           --
                   Other                                                        4,673        5,751
                   Valuation allowance                                           (267)      (2,976)
                                                                            ---------    ---------
                   Total deferred income tax assets                           116,032      105,169
                                                                            ---------    ---------
                   Deferred income tax liabilities:
                   Deferred policy acquisition costs                          (15,890)     (12,693)
                   Unrealized investment gains                                (11,020)      (5,074)
                   Unrealized foreign exchange gains                               --           (4)
                   Equity securities, purchase accounting adjustments          (4,489)      (2,781)
                   Debt securities market discount accretion                   (2,362)      (1,796)
                   Indebtedness purchase accounting adjustment                 (8,437)      (8,679)
                   Deferred intercompany transactions                          (7,510)      (8,549)
                   Other                                                         (567)      (1,995)
                                                                            ---------    ---------
                   Total deferred income tax liabilities                      (50,275)     (41,571)
                                                                            ---------    ---------
                   Net deferred income tax asset                            $  65,757    $  63,598
                                                                            =========    =========

                   At year end 2001, Trenwick America Corporation has a net operating loss carryforward of $137,091 that will be available to offset regular taxable income during the carryforward periods which expire in 2007 and between 2018 and 2021. As a result of the Trenwick/LaSalle business combination, an ownership change took place on September 27, 2000, and approximately $41,852 of the total U.S. net operating loss carryforward became limited to a cumulative annual utilization of $5,228. The remaining $95,239 in U.S. net operating loss carryforwards are not so limited. Details of the net operating loss carryforwards and the year of their expiration are described below:

                            U.S. Net Operating                Year of
                            Loss Carryforwards              Expiration
                            ------------------              ----------
                                 $ 9,655                        2007
                                  32,197                        2018
                                  28,491                        2020
                                  66,748                        2021
                            ------------------
                                $137,091
                            ==================

                   In connection with the Trenwick/LaSalle business combination, Trenwick America Corporation recorded a valuation allowance against its deferred income tax asset as sufficient uncertainty existed regarding the realizability of certain foreign tax credits. In evaluating the need for this valuation allowance at year end 2001, it is management's judgment that there has not been a significant change in circumstances and therefore the valuation allowance relative to its remaining foreign tax credits has been maintained. There is no valuation allowance recorded against the U.S. net operating losses because, in management's judgment, it is more likely than not that these amounts will be realized from future operations. Management's judgment is based on its assessment of business plans and related projections of future taxable income that reflect significant assumptions about increased premium volume and improved rates and profitability.

                   Income taxes of $17,146 and $27,766 were recovered during 2001 and 2000 respectively. Income taxes of $1,371 were paid during 1999.

Note 8             Retirement and Savings Plans
Employee           We recognize expenses for employee retirement and savings
Benefits and       plans as they are incurred.
Compensation
Arrangements       Trenwick America Corporation has a defined contribution plan for substantially all full-time employees through which it contributes 8% of an eligible employee's total compensation to the plan; no employee contributions are made to the plan.

                   Additionally, Trenwick America Corporation maintains a 401(k) savings plan for substantially all full time employees, through which employees contribute up to the maximum amount allowable by the Internal Revenue Service. Trenwick America Corporation contributes up to 6% of a participating employee's compensation to the plan.

                   Trenwick America Corporation's provisions for employee retirement and savings plans follow:

                                                   2001      2000     1999
                                                  ------    ------    ----
                   Defined contribution plans     $  737    $  823    $429
                   401(k) savings plan               606       625     365
                                                  ------    ------    ----
                   Total                          $1,343    $1,448    $794
                                                  ======    ======    ====

                   Restricted Common Share Awards
                   Our parent company awards its restricted common shares to key employees of our company. At the time of the award, our parent company records deferred compensation for the fair value of the restricted common share awards and present deferred compensation as a separate, offsetting component of shareholders' equity. We are allocated a portion of compensation expense which is recognized over the vesting period of the restricted common shares.

                   Trenwick America Corporation recognized $258, $3,897 and $982, respectively, of compensation expense on restricted common share awards for the 2001, 2000 and 1999 years, respectively.

                   Share Options
                   Our parent company grants options for a fixed number of common shares to employees of our company. These options have an exercise price equal to the market value of the shares at the date of grant. The current accounting standard establishes a fair value based method of accounting for stock-based compensation plans; however, it permits an entity to continue to apply the accounting provisions of a previous standard and make pro forma disclosures of net income and earnings per share, as if the fair market value based method had been applied. Our parent company continues to account for the share option grants in accordance with the previous standard and have included the pro forma disclosures required by the fair value based method below.

                   Trenwick Group Ltd. has several plans through which it grants options in its common shares to employees of Trenwick America Corporation at the discretion of its board of directors. Exercise prices are generally fixed at the market value at the date of grant. Options vest and are exercisable on various terms, usually either over a five year period or up to a ten year period. All options have an expiration date not exceeding ten years.

                   Upon completion of LaSalle Re Holdings Limited's acquisition of Trenwick Group Inc. and the minority interest of LaSalle Re Limited, all of the options granted to employees of Trenwick America Corporation prior to 2000 became fully vested.

                   Pro Forma Information
                   All of the outstanding share options of Trenwick Group Ltd. that were issued to Trenwick America Corporation employees were issued at an exercise price equal to the fair market value on the date of grant; therefore no compensation expense has been recognized for these grants. Had the fair value based method been applied, net loss would have been $(20,122), $(37,622), and $(10,168) for the years 2001, 2000 and 1999, respectively.

                   The pro forma adjustments relate to options granted from 1995 to 2001 are based on a fair value method using the Black-Scholes option pricing model. No effect has been given to options granted prior to 1995. Valuation and related assumption information for options granted in 2001, 2000 and 1999 are as follows:

                                                             2001           2000        1999
                                                        -------------     --------     -------
                   Expected volatility                  38.0% - 59.8%       33.5%       28.0%
                   Risk-free interest rate                       4.0%        5.0%        6.1%
                   Trenwick Group Ltd. common share
                     dividend yield                              0.9%        0.6%        3.0%

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

Note 9             We record other comprehensive income for the change in the
Other              net unrealized appreciation of investments and the change in
Compensation       foreign currency translation adjustments, both net of income
Income             taxes.

                   The components of accumulated other comprehensive income at year end 2001 and 2000 are as follows:

                                                                                  2001       2000
                                                                                --------    ------
                   Unrealized investment gains, net of applicable deferred
                      income taxes of $10,958 and $5,074                        $ 20,466    $9,423
                   Foreign currency translation adjustment, net of applicable
                      deferred income taxes of $855 and $4                        (1,574)        8
                                                                                --------    ------
                   Accumulated other comprehensive income                       $ 18,892    $9,431
                                                                                ========    ======

Note 10            Trenwick America Corporation's insurance subsidiaries are
Insurance          subject to insurance laws and regulations in the
Regulation         jurisdictions in which they operate. These regulations
                   include restrictions that limit the amount of dividends or other distributions available to be paid to Trenwick America
                   Corporation by its insurance subsidiaries without prior approval of the insurance regulatory authorities.

                   Each of Trenwick America Corporation's insurance subsidiaries are subject to restrictions on the payments of dividends without prior approval from the state insurance regulator in its state of domicile. These restrictions are based upon certain measures of statutory surplus and net income. At year end 2001, Trenwick America Corporation's insurance subsidiaries had $14,482 available for the payment of dividends in 2002 without prior regulatory approval. Additionally, the insurance regulators in each of Trenwick America Corporation's subsidiaries' respective states of domicile require the insurance companies to calculate and report certain information under a risk-based capital formula which measures statutory capital and surplus needs based on the risks in a company's mix of business and investment portfolio. Based upon calculations at year end 2001, Trenwick America Corporation's insurance subsidiaries each exceeded the capital levels prescribed by the risk-based capital formula.

                   Trenwick America Corporation's insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators in each of the subsidiaries' states of domicile. Combined statutory surplus of Trenwick America Corporation's insurance subsidiaries was $374,835 and $438,738 at year end 2001 and 2000, respectively; their combined statutory net loss was $119,085, $16,157 and $47,603 for the 2001, 2000 and
                   1999 years, respectively.

                   Effective January 1, 2001, the domiciliary state insurance departments of Trenwick America Corporation's U.S. insurance subsidiaries adopted the codification of statutory accounting principles. The codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The cumulative effect of the adoption of the codification, $14,305, was recorded as an adjustment to increase statutory surplus of the U.S. insurance subsidiaries on January 1, 2001. Additionally, one of the state insurance departments adopted certain prescribed accounting practices that differ from those found in the codification. The most significant of these practices is that deferred income tax assets and liabilities are not recorded. The monetary effect on the combined statutory capital and surplus of Trenwick America Corporation's U.S. insurance subsidiaries of using accounting practices prescribed by that state insurance department was a decrease of $9,042.

                   A state insurance department has permitted one of Trenwick America's insurance subsidiaries domiciled in that state to account for the reinsurance agreement purchased in connection with the Trenwick/Chartwell merger on a prospective basis in its statutory basis financial statements. This treatment is consistent with the U.S. GAAP accounting treatment of the contract. Another state insurance department has required another of Trenwick America Corporation's insurance subsidiaries, domiciled that state, to account for that reinsurance agreement on a retroactive basis. The difference in these statutory accounting practices does not have an effect on the combined statutory surplus or net income of Trenwick America Corporation's U.S. insurance subsidiaries. The terms of this reinsurance agreement are described in Note 4.

                   Debt securities and cash with a carrying value of $46,989 at year end 2001 were on deposit with various state or governmental insurance departments in order to comply with insurance laws.

Note 11            Goodwill represents the unamortized excess of purchase price
Goodwill over the fair value of identifiable net assets of acquired entities which was pushed down to Trenwick

                   America Corporation by its ultimate parent Trenwick Group Ltd. Through the 2001 year, we amortized goodwill on a straight-line basis over twenty-five years. On a periodic basis, we estimate the future undiscounted cash flows of the business to which the goodwill relates in order to ensure that its carrying value has not been impaired.

                   In July 2001, the Financial Accounting Standards Board issued a statement covering goodwill and other intangible assets, which is required to be adopted at the beginning of 2002. The statement requires that the goodwill be tested for impairment under either market value or cash flow tests and any impairment be recorded on January 1, 2002 as the cumulative effect of an accounting change. The impairment tests must be completed by the time of reporting of quarterly results of operations as of June 30, 2002. We will conduct impairment tests on the goodwill balance and implement the statement during the first or second quarter of 2002.

                   The goodwill that resulted from the Trenwick/LaSalle business combination which was pushed down to Trenwick America Corporation is reflected in the consolidated financial statements at $52,119 net of accumulated amortization of $1,866 at year end 2001.

Note 12            We record our investments in managing general agencies,
Other Assets       through which we write primary insurance business and in
and Other          which we hold ownership interest of between 20% and 30%, in
Liabilities        other assets on the balance sheet. Based on the ownership
                   interest and our ability to exercise significant influence on the operating and financial policies of these managing general agencies, we account for these investments under the equity method.

                   We record premises and equipment, including leasehold improvements and capitalized software costs, at cost and amortize or depreciate them using the straight-line method over their useful lives.

                   The components of other assets and other liabilities at year end 2001 and 2000 are as follows:

                                                                           2001      2000
                                                                         -------   --------
                   Other assets:
                   Investments in managing general agencies              $ 9,010   $  9,968
                   Premises and equipment, net of accumulated
                     depreciation of $3,963 and $299, respectively        15,106      6,304
                   Funds held by insurers and other insurance deposits    34,057     14,556
                   Prepaid expenses and other deposits                       517     30,726
                   Current income taxes recoverable                        3,397     21,386
                   Contingent commissions receivable                       8,666      3,960
                   Other receivables                                      11,232     13,019
                   Other                                                   7,789      2,955
                                                                         -------   --------
                   Total                                                 $89,774   $102,874
                                                                         =======   ========
                   Other liabilities:
                   Accounts payable and accrued expenses                 $16,661   $ 21,234
                   Security deposits for insureds                          9,548      7,788
                   Contingent commissions payable                          4,746      5,484
                   Other                                                   2,984      3,879
                                                                         -------   --------
                   Total                                                 $33,939   $ 38,385
                                                                         =======   ========

                   During the 2001, 2000 and 1999 years, Trenwick America Corporation recorded $1,944, $239 and $188, respectively, in equity income related to investments in managing general agencies.

                   Depreciation and amortization on items included in other assets charged to operations for the 2001, 2000 and 1999 years was $3,075, $299 and $1,006, respectively.

                   Operating Lease Agreements
                   Trenwick America Corporation leases office space under non-cancelable operating leases which expire on various dates through 2008. Trenwick America Corporation's future minimum lease commitments at year end 2001 total $10,140 and are payable as follows: 2002, $1,482; 2003, $1,549; 2004, $1,597;
                   2005, $1,562; 2006, $1,556 and thereafter, $2,394.

                   Total office rent expense for 2001, 2000 and 1999 was $1,282, $2,060 and $1,405, respectively.

Note 13            We define the fair value of a financial instrument as the
Fair Value of      amount at which the instrument could be exchanged in a
Financial          current transaction between willing parties. We estimate
Instruments        values based upon quoted market prices or broker dealer
                   quotes and these estimates may vary in the near term.

                   The carrying amounts and estimated fair values of financial instruments in summary form at year end 2001 and 2000 follow:

                                                            2001                      2000
                                                  -----------------------   -----------------------
                                                   Carrying       Fair       Carrying       Fair
                                                    Amount       Value        Amount       Value
                                                  ----------   ----------   ----------   ----------
                   Assets:
                   Debt securities (Note 5)       $1,054,518   $1,054,518   $1,006,161   $1,006,161
                   Equity securities (Note 5)         24,164       24,164      103,641      103,641
                   Cash and cash equivalents         128,522      128,522      133,395      133,395
                   Deposits                            7,800        7,800       21,547       21,547

                   Liabilities:
                   Indebtedness (Note 6)             288,878      278,708      283,289      283,301
                   Preferred capital securities
                    (Note 6)                          86,973       55,000       87,059       84,799

Note 14            Restrictions on Certain Payments within Trenwick
Commitments,       Because Trenwick America Corporation's operations are
Contingencies,     conducted through its operating subsidiaries, Trenwick
Concentrations,    America Corporation is dependent upon the ability of its
and                operating subsidiaries to transfer funds, principally in the
Related-Party      form of cash dividends, tax reimbursements and other
Transactions       statutorily permissible payments. In addition to general
                   legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, Trenwick America Corporation's insurance subsidiaries are subject to further regulations that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations, which is more fully described in Note 10. Management believes that current levels of cash flow from operations and assets held at the holding company level, together with receipt of dividends from Trenwick America Corporation's operating subsidiaries and capital contributions from Trenwick Group Ltd., will provide
                   Trenwick America Corporation with sufficient liquidity to meet its operating needs over the next twelve months.

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

                   Investments and Cash Held as Collateral or on Deposit
                   Debt securities and cash with a carrying value of $140,475 are being held in trust as collateral for certain reinsurance obligations. In addition, cash in the amount of $1,713 has been pledged as collateral for letters of credit for reinsurance obligations.

                   Concentrations
                   During 2001, Trenwick America Corporation received 33% of its gross written premiums from three reinsurance brokers, of which Aon Reinsurance Agency accounted for 19%, Guy Carpenter and Company, Ltd. accounted for 8%, and Reinsurance Alternatives accounted for 6%. During 2000, Aon Reinsurance Agency, E.W. Blanch and Marsh and MacLennan provided 27%, 11% and 9% of Trenwick America Corporation's gross written premiums, respectively. In 1999, Aon Reinsurance Agency, Marsh and MacLennan, and E.W. Blanch and Company provided 37%, 16%, and 8% of Trenwick America Corporation's gross written premiums, respectively.

                   Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on the business and operations of Trenwick America Corporation. Trenwick America Corporation does not believe, however, that the loss of such business would have a long-term adverse effect because of Trenwick America Corporation's competitive position within the reinsurance market and the availability of business from other brokers.

                   During 2001, Trenwick America Corporation received 22% of its assumed written premiums from three ceding companies, of which Travelers Group accounted for 9%, Avemco Group accounted for 7% and American International Group accounted for 6%. During 2000, LDG Reinsurance Underwriters provided 21% of Trenwick America Corporation's assumed written premiums during 1999, and American International Group and Duncanson and Holt Group each accounted for 5% of assumed written premiums. In 1999, Trenwick America Corporation produced 12% of assumed written premiums from Duncanson and Holt, American International Group and CNA each accounted for 7% of assumed written premiums.

                   Trenwick America Corporation wrote approximately 68% of its direct written premiums during 2001 through four managing agencies of which Florida Intracoastal Underwriters, Ltd. accounted for 27%, HDR Insurance Services accounted for 16%, Inter-Reco, Inc. accounted for 14% and Risk Control Services accounted for 11%. During 2000, Florida Intracoastal Underwriters, HDR Insurance Services, Inter-Reco, Inc. and Risk Control Services provided 30%, 21%, 12% and 10% of direct written premiums, respectively.

                   At year end 2001, 37% of Trenwick America Corporation's reinsurance recoverables on unpaid claims and claims expenses, net of funds held offsets, are recoverable from five principal retrocessionaires. These retrocessionaires are London Life and Casualty Reinsurance Corporation ($64,378), Centre Solutions (U.S.) Limited ($50,096), UNUM Life Insurance Company of America ($33,077), Continental Casualty Co. ($28,257), and Scandinavian Reinsurance Company Ltd. ($27,591). Each of these companies is rated B++ or better by A.M. Best Company.

                   Related Party Transactions with Trenwick Group Ltd. and Affiliates

                   Trenwick America Reinsurance Corporation has entered into a stop loss agreement with Trenwick International Ltd., one of its U.K. affiliates. During 2001 and 2000, Trenwick International Ltd. ceded premiums of $10,879 and $173, respectively, and during 2001 and 2000, ceded claims and claims expenses of $31,139 and $5,039, respectively to Trenwick America Corporation under this agreement. No losses were ceded under this agreement during 1999. Unpaid claims and claims expenses related to this agreement at year end 2001 and 2000 were $31,544 and $5,472, respectively.

                   Trenwick America Reinsurance Corporation has entered into a multi-layer excess of loss catastrophe reinsurance treaty with LaSalle Re Limited, a Bermuda affiliate. During 2001, 2000 and 1999, Trenwick America Reinsurance Corporation ceded $1,088, $2,175 and $2,175, respectively of premiums to LaSalle Re Limited. No losses have been ceded under this agreement and profit commissions receivable from LaSalle Re Limited was $924 at year end 2001.

                   In the first quarter of 2001 and the fourth quarter of 2000, a Bermuda affiliate of Trenwick America Corporation purchased $10,650 and $13,000, respectively, par value of the mandatorily redeemable capital securities in the open market. During the 2001 and 2000 years, Trenwick America Corporation incurred $1,806 and $166, respectively, of dividends on the preferred capital securities held by its affiliate.

                   Included in due from parent and affiliates on Trenwick America Corporation's consolidated balance sheet are recoverable expenses of $8,430 and non-interest bearing demand loans receivable of $59,830, the majority of which is receivable from Trenwick (Barbados) Ltd. and Chartwell Managing Agents Limited. Due to affiliates as reflected on Trenwick America Corporation's consolidated balance sheet includes recoverable expenses of $1,790 and a promissory note payable to Trenwick (Barbados) Ltd. of $48,644. Under terms of the promissory note, principal amounts are payable on demand. Interest on unpaid balances is at a rate equal to that generated by Trenwick Groupd Ltd.'s investment portfolio. During the 2001 year, principal repayments amounted to $26,927 with $1,108 incurred of interest expense. No interest expense was recorded in the 2000 year.

                   Other Related Party Transactions

                   Included in other assets are Trenwick America Corporation's investments in managing general agencies through which it writes primary insurance business, as more fully described in
                   Note 12. At year end 2001 and 2000, the carrying value of these investments totaled $9,010 and $9,968. During 2001 and 2000, Trenwick America Corporation incurred $11,655 and $37,898, respectively, of commission expense to these managing general agencies. At year end 2001 and 2000, Trenwick America Corporation's balance sheet includes $19,231 and $25,494, respectively, of agents' balances receivable from these managing general agencies including installment premiums deferred and not yet due. The current portion of balances due from these managing general agencies are settled on a monthly basis.

Note 15
Unaudited          Summarized unaudited quarterly financial data for 2001 and
Quarterly          2000 follows:
Financial
Data

                                                  Quarter ended           2001            2000
                                                  --------------        --------         -------
                   Net premiums earned            Fourth quarter        $124,578         $99,381
                                                  Third quarter           94,574         114,007
                                                  Second quarter          87,214          48,333
                                                  First quarter           73,922          49,070

                   Net investment income          Fourth quarter          16,276          14,751
                                                  Third quarter           16,005          13,838
                                                  Second quarter          18,311          27,977
                                                  First quarter           17,449          10,035

                   Net realized investment        Fourth quarter            (33)             192
                      gains (losses)              Third quarter          (4,189)           6,931
                                                  Second quarter             252           (315)
                                                  First quarter            2,104            (40)

                   Net income (loss)              Fourth quarter        (11,939)         (7,082)
                                                  Third quarter          (7,069)        (37,835)
                                                  Second quarter         (7,264)          19,830
                                                  First quarter            6,747        (11,885)

                      Report of Independent Accountants on
                          Financial Statement Schedules



To the Board of Directors and Stockholder of Trenwick America Corporation

Our audits of the consolidated financial statements referred to in our report dated February 27, 2002 (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Annual Report on Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP

New York, New York
February 27, 2002

                  TRENWICK AMERICA CORPORATION AND SUBSIDIARIES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          TRENWICK AMERICA CORPORATION
                              (Parent Company Only)
                                  BALANCE SHEET
            (Amounts expressed in thousands of United States dollars)
                           December 31, 2001 and 2000

                                                             2001       2000
                                                           --------   --------
Assets:
     Investments in consolidated subsidiaries
       after minority interest of $86,973 and $87,059      $506,452   $572,021
     Cash and cash equivalents                                  288      8,686
     Due from consolidated subsidiaries                      70,135     54,816
     Net deferred income taxes                               20,745     17,597
     Other assets                                            71,117     51,892
                                                           --------   --------
     Total assets                                          $668,737   $705,012
                                                           --------   --------
Liabilities:
     Due to consolidated subsidiaries                      $ 80,365   $ 88,158
     Other liabilities                                       10,742     19,255
     Indebtedness                                           402,281    396,692
                                                           --------   --------
     Total liabilities                                      493,388    504,105
Stockholder's equity                                        175,349    200,907
                                                           --------   --------
     Total liabilities and stockholders' equity            $668,737   $705,012
                                                           ========   ========

                  TRENWICK AMERICA CORPORATION AND SUBSIDIARIES
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)

                          TRENWICK AMERICA CORPORATION
                              (Parent Company Only)
                             STATEMENT OF OPERATIONS
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2001, 2000 and 1999

                                                2001        2000        1999
                                              --------    --------    --------
Revenues:
Consolidated subsidiary dividends             $ 51,300    $ 19,269    $ 53,400
Net investment income                              457       1,290          43
Other income                                       314       1,934         132
                                              --------    --------    --------
Total revenues                                  52,071      22,493      53,575
                                              --------    --------    --------
Expenses:
General and administrative expenses              4,061      18,686       5,772
Interest expense and preferred
  capital securities dividends                  19,506      26,934      16,586
Foreign currency gains                            (268)         (3)         --
                                              --------    --------    --------
Total expenses                                  23,299      45,617      22,358
                                              --------    --------    --------
Income before equity in undistributed
  income of unconsolidated subsidiaries         28,772     (23,124)     31,217
Equity in undistributed income (loss) of
                                              --------    --------    --------
  consolidated subsidiaries                    (56,012)    (26,778)    (48,821)
                                              --------    --------    --------
Net loss before income taxes                   (27,240)    (49,902)    (17,604)
Income taxes (benefit)                          (7,715)    (12,930)     (7,709)
                                              --------    --------    --------
Net loss                                      $(19,525)   $(36,972)   $ (9,895)
                                              ========    ========    ========

                  TRENWICK AMERICA CORPORATION AND SUBSIDIARIES
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (continued)

                          TRENWICK AMERICA CORPORATION
                              (Parent Company Only)
                             STATEMENT OF CASH FLOWS
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2001, 2000 and 1999

                                                 2001        2000        1999
                                               --------    --------    --------
Operating activities:
Interest and operating expenses paid           $(26,569)   $ (6,196)   $     23
General and administrative expenses paid        (34,729)    (49,027)    (20,874)
Income taxes (paid) recovered                     2,664     (72,206)      1,201
Net investment income received                      457         244          --
Other income                                     (1,944)     42,853      16,586
                                               --------    --------    --------
Cash for operating activities                   (60,121)    (84,332)     (3,064)
                                               --------    --------    --------
Investing activities:
Sales of debt securities                             --         257         343
Additions to premises and equipment              (4,524)     (1,514)       (632)
Investment in subsidiaries                           --       3,048        (835)
                                               --------    --------    --------
Cash from (for) investing activities             (4,524)      1,791      (1,124)
                                               --------    --------    --------
Financing activities:
Issuance of indebtedness                         14,000      24,000          --
Issuance costs of indebtedness                   (1,475)     (1,834)         --
Net dividends received (paid)                    51,300       5,100       7,300
Capital contributions received                    5,099          --          --
Intercompany loans (repayments) advances        (12,677)     62,361      (2,200)
                                               --------    --------    --------
Cash from financing activities                   56,247      89,627       5,100
                                               --------    --------    --------
Change in cash and cash equivalents              (8,398)      7,086         912
Cash and cash equivalents, beginning of year      8,686       1,600         688
                                               --------    --------    --------
Cash and cash equivalents, end of year         $    288    $  8,686    $  1,600
                                               ========    ========    ========

                  TRENWICK AMERICA CORPORATION AND SUBSIDIARIES
               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2001, 2000 and 1999

                                           2001           2000          1999
                                        ----------    ----------    -----------
Deferred policy acquisition costs
Treaty reinsurance                      $   36,039    $   30,347    $    34,757
Specialty program insurance                  9,364         5,920          3,214
                                        ----------    ----------    -----------
  Total                                     45,403        36,267         37,971

Unpaid claims and claim expenses
Treaty reinsurance                       1,146,975     1,221,071      1,223,981
Specialty program insurance                233,585       169,961        142,214
Affiliate transactions                      31,544         5,472             --
                                        ----------    ----------    -----------
  Total                                  1,412,104     1,396,504      1,366,195

Unearned premium income
Treaty reinsurance                         112,085        92,224        110,909
Specialty program insurance                126,919        84,950         63,133
                                        ----------    ----------    -----------
  Total                                    239,004       177,174        174,042

Net premiums earned
Treaty reinsurance                         288,760       265,934        177,542
Specialty program insurance                 80,649        44,684         10,343
Affiliate transactions                      10,879           173             --
                                        ----------    ----------    -----------
  Total                                    380,288       310,791        187,885

Net investment income
Treaty reinsurance                          49,868        55,466         38,679
Specialty program insurance                 13,057         9,493          1,722
Unallocated                                  5,116         1,642           (110)
                                        ----------    ----------    -----------
  Total                                     68,041        66,601         40,291

Claims and claims expenses incurred
Treaty reinsurance                         224,860       224,250        130,602
Specialty program insurance                 66,530        34,037          5,766
ECRA pool runoff                            11,530            --             --
Affiliate transactions                       2,568        17,756         10,814
                                        ----------    ----------    -----------
  Total                                    305,488       276,043        147,182

Policy acquisition costs
Treaty reinsurance                         101,217        83,134         61,633
Specialty program insurance                 20,996         9,846            917
                                        ----------    ----------    -----------
  Total                                    122,213        92,980         62,550

Underwriting expenses
Treaty reinsurance                          11,680        13,718         15,007
Specialty program insurance                  7,210         7,012          2,687
                                        ----------    ----------    -----------
  Total                                     18,890        20,730         17,694

Net premiums written
Treaty reinsurance                         320,820       251,111        165,744
Specialty program insurance                 99,708        54,028          5,641
Affiliate transactions                      10,879           173             --
                                        ----------    ----------    -----------
  Total                                 $  431,407    $  305,312    $   171,385

                  TRENWICK AMERICA CORPORATION AND SUBSIDIARIES
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2001, 2000 and 1999


                                                       Balance at    Balance at
                                                       Beginning       End of
                                                       of Period       Period
                                                       ----------    ----------
Year Ended December 31, 2001
Allowance for uncollectible reinsurance
  recoverable and premiums receivable                   $10,191        $13,334

Year Ended December 31, 2000
Allowance for uncollectible reinsurance
  recoverable and premiums receivable                    $6,569        $10,191

Year Ended December 31, 1999
Allowance for uncollectible reinsurance
  recoverable and premiums receivable                    $6,402         $6,569