Form 10-Q
period 2002-03-31
TRENWICK AMERICA CORP
filed 2002-05-15
CIK 1127783

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2002.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ________________ .

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                         Shares Outstanding
Description of Class                     as of May 13, 2002
--------------------                     -------------------
Common Stock - $1.00 par value                    100

The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q in the reduced disclosure format.

                          TRENWICK AMERICA CORPORATION
                               INDEX TO FORM 10-Q


                                                                                                       Page
                                                                                                       ----
                         PART I - FINANCIAL INFORMATION

    ITEM 1.      Unaudited Consolidated Financial Statements
                 Consolidated Balance Sheet
                 March 31, 2002 and December 31, 2001 ...............................................   1

                 Consolidated Statement of Operations, Comprehensive Income and Changes in Common
                 Stockholder's Equity
                 Three Months ended March 31, 2002 and 2001 .........................................   2

                 Consolidated Statement of Cash Flows
                 Three Months ended March 31, 2002 and 2001 .........................................   3

                 Notes to Unaudited Consolidated Financial Statements ...............................   4

                 Management's Discussion and Analysis of Financial Condition and Results of
    ITEM 2.      Operations .........................................................................   7

                           PART II - OTHER INFORMATION

    ITEM 1.      Legal proceedings ..................................................................   14

    ITEM 2.      Changes in Securities and Use of Proceeds ..........................................   14

    ITEM 3.      Defaults Upon Senior Securities ....................................................   14

    ITEM 4.      Submission of Matters to a Vote of Security Holders ................................   14

    ITEM 5.      Other Information ..................................................................   14

    ITEM 6.      Exhibits and Reports on Form 8-K ...................................................   14

Signatures ..........................................................................................   15

                          Trenwick America Corporation
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars)
                      March 31, 2002 and December 31, 2001

                                                                      (Unaudited)
                                                                          2002         2001
                                                                       ----------   ----------
ASSETS
Debt securities available for sale, at fair value                      $1,059,128   $1,054,518
Equity securities, at fair value                                           28,576       24,164
Cash and cash equivalents                                                  98,016      128,522
Accrued investment income                                                  12,733       12,685
Premiums receivable                                                       206,669      159,721
Reinsurance recoverable balances, net                                     578,737      544,202
Prepaid reinsurance premiums                                              104,045       83,980
Deferred policy acquisition costs                                          51,220       45,403
Due from parent and affiliates                                             72,750       68,260
Net deferred income taxes                                                  69,595       65,757
Goodwill                                                                   52,119       52,119
Other assets                                                               98,419       89,774
                                                                       ----------   ----------
Total assets                                                           $2,432,007   $2,329,105
                                                                       ==========   ==========

LIABILITIES
Unpaid claims and claims expenses                                      $1,447,053   $1,412,104
Unearned premium income                                                   291,572      239,004
Reinsurance balances payable                                               59,181       42,424
Indebtedness                                                              288,490      288,878
Due to affiliates                                                          50,132       50,434
Other liabilities                                                          40,460       33,939
                                                                       ----------   ----------
Total liabilities                                                       2,176,888    2,066,783
                                                                       ----------   ----------
MINORITY INTEREST
Mandatorily redeemable preferred capital securities of
  subsidiary trust holding solely junior subordinated
  debentures of Trenwick America Corporation                               86,988       86,973
                                                                       ----------   ----------
COMMON STOCKHOLDER'S EQUITY
Common stock and additional paid in capital                                99,353       99,353
Retained earnings                                                          54,269       57,104
Accumulated other comprehensive income                                     14,509       18,892
                                                                       ----------   ----------
Total common stockholder's equity                                         168,131      175,349
                                                                       ----------   ----------
Total liabilities, minority interest and common stockholder's equity   $2,432,007   $2,329,105
                                                                       ==========   ==========

The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
         Consolidated Statement of Operations, Comprehensive Income and
               Changes in Common Stockholder's Equity (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2002 and 2001

                                                               2002         2001
                                                            ---------    ---------
REVENUES
Net premiums earned                                         $  99,495    $  73,922
Net investment income                                          14,856       17,449
Net realized investment gains (losses)                           (180)       2,104
Other income                                                    2,207          829
                                                            ---------    ---------
Total revenues                                                116,378       94,304
                                                            ---------    ---------

EXPENSES
Claims and claims expenses incurred                            77,202       51,228
Policy acquisition costs                                       31,374       25,599
Underwriting expenses                                           5,121        4,101
General and administrative expenses                               690          796
Interest expense and subsidiary preferred share dividends       7,126        8,504
Foreign currency (gains) losses                                  (980)         351
                                                            ---------    ---------
Total expenses                                                120,533       90,579
                                                            ---------    ---------

Income (loss) before income taxes                              (4,155)       3,725
Applicable income taxes (benefit)                              (1,320)      (3,022)
                                                            ---------    ---------
Net income (loss)                                           $  (2,835)   $   6,747
                                                            =========    =========

COMPREHENSIVE INCOME (LOSS):
Net income (loss)                                           $  (2,835)   $   6,747
                                                            ---------    ---------
Other comprehensive income (loss):
  Net unrealized investment gains (loss)                       (4,369)       6,714
  Foreign currency translation adjustments                        (14)      (1,919)
                                                            ---------    ---------
  Total other comprehensive income (loss)                      (4,383)       4,795
                                                            ---------    ---------
Comprehensive income (loss)                                 $  (7,218)   $  11,542
                                                            =========    =========

CHANGES IN COMMON STOCKHOLDER'S EQUITY:
Common stockholder's equity, beginning of year              $ 175,349    $ 200,907
Net capital transactions with affiliates                           --         (468)
Adjustment to paid in capital related to Trenwick/LaSalle
  business combination                                             --       (2,008)
Comprehensive income (loss)                                    (7,218)      11,542
                                                            ---------    ---------
Common stockholder's equity, end of period                  $ 168,131    $ 209,973
                                                            =========    =========

The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
                Consolidated Statement of Cash Flows (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2002 and 2001

                                                          2002           2001
                                                       ---------      ---------

CASH FOR OPERATING ACTIVITIES                          $ (14,948)     $ (33,587)
                                                       ---------      ---------

INVESTING ACTIVITIES:
Purchases of debt securities                             (95,523)      (280,578)
Sales of debt securities                                  46,076        261,684
Maturities of debt securities                             39,125         15,064
Purchases of equity securities                                --         (1,350)
Sales of equity securities                                    --         71,948
Effect of exchange rate on cash                              212           (209)
Additions to premises and equipment                       (2,060)          (188)
                                                       ---------      ---------
 Cash (for) from investing activities                    (12,170)        66,371
                                                       ---------      ---------

FINANCING ACTIVITIES:
Indebtedness issuance costs paid                             (88)            --
Loans from (to) affiliates                                (3,300)        (1,162)
                                                       ---------      ---------
Cash for financing activities                             (3,388)        (1,162)
                                                       ---------      ---------

Change in cash and cash equivalents                      (30,506)        31,622
Cash and cash equivalents, beginning of year             128,522        133,395
                                                       ---------      ---------
Cash and cash equivalents, end of period               $  98,016      $ 165,017
                                                       =========      =========

The accompanying notes are an integral part of these statements.

                          TRENWICK AMERICA CORPORATION
              Notes to Unaudited Consolidated Financial Statements
   (Amounts expressed in thousands of United States dollars except share data)
                   Three Months Ended March 31, 2002 and 2001

Note 1 Organization and Basis of Presentation

      Organization

      Trenwick America Corporation is a United States holding company whose principal subsidiaries underwrite specialty insurance and reinsurance. Trenwick America Corporation's ultimate parent is Trenwick Group Ltd., which is a publicly traded Bermuda holding company.

      Basis of Presentation

      The interim financial statements include the accounts of Trenwick America Corporation and its subsidiaries after elimination of significant intercompany accounts and transactions. Certain items in prior financial statements have been reclassified to conform to current presentation.

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

      The interim financial statements are unaudited; however, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for interim periods. These interim statements should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick America Corporation for the year ended December 31, 2001.

Note 2 Segment Information

      Trenwick America Corporation conducts its specialty insurance and reinsurance business in the following two business segments:

      - Reinsurance, which includes U.S. treaty reinsurance written principally through its U.S. subsidiary, Trenwick America Reinsurance Corporation; and

      - United States specialty program insurance, written principally through The Insurance Corporation of New York.

      The following tables present business segment financial information for Trenwick America Corporation at March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001:

      Total assets:                                 2002           2001
                                                 ----------     ----------
      Reinsurance                                $1,647,551     $1,634,470
      U.S. specialty program insurance              649,588        572,138
      Unallocated                                   134,868        122,497
                                                 ----------     ----------
      Total assets                               $2,432,007     $2,329,105
                                                 ==========     ==========

                                                       2002        2001
                                                    ---------    --------
      Total revenues:
      Reinsurance                                   $  86,725    $ 72,206
      U.S. specialty program insurance                 29,520      19,571
      Unallocated                                         133       2,527
                                                    ---------    --------
      Total revenues                                $ 116,378    $ 94,304
                                                    =========    ========

      Net income (loss):
      Reinsurance                                   $   1,196    $  9,729
      U.S. specialty program insurance                  1,172       1,792
      Unallocated interest expense and subsidiary
        preferred share dividends                      (7,119)     (8,458)
      Other unallocated                                 1,916       3,684
                                                    ---------    --------
      Net income (loss)                             $  (2,835)   $  6,747
                                                    =========    ========

      Transactions between operating segments have been eliminated in consolidation.

Note 3 Underwriting Activities

      The components of premiums written and earned for the three months ended March 31, 2002 and 2001 are as follows:

                                                  2002             2001
                                               ---------        ---------
      Assumed premiums written                 $ 102,988        $  82,597
      Direct premiums written                    102,134           68,591
                                               ---------        ---------
      Gross premiums written                     205,122          151,188
      Ceded premiums written                     (73,126)         (52,722)
                                               ---------        ---------
      Net premiums written                     $ 131,996        $  98,466
                                               =========        =========

      Assumed premiums earned                  $  80,115        $  63,307
      Direct premiums earned                      75,406           53,209
                                               ---------        ---------
      Gross premiums earned                      155,521          116,516
      Ceded premiums earned                      (56,026)         (42,594)
                                               ---------        ---------
      Net premiums earned                      $  99,495        $  73,922
                                               =========        =========

Note 4 Accounting Standards

      Effective January 1, 2002, Trenwick America Corporation adopted a new Financial Accounting Standards Board statement which amended the accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and requires that Trenwick America Corporation' goodwill balance be tested for impairment under either market value or cash flow tests prior to the reporting of quarterly results of operations as of June 30, 2002. Any impairment noted as a result of these tests must be recorded as a cumulative effect of an accounting change as of January 1, 2002. Trenwick America Corporation will conduct impairment tests on the remaining goodwill balance during the second quarter of 2002 and record impairments as deemed necessary.

Note 5 Amendment to Credit Facility

      On April 12, 2002, Trenwick Group Ltd., its subsidiaries and financial institutions holding a majority of the outstanding indebtedness under the credit facility executed an amendment to its revolving credit facility. The amendment required Trenwick Group Ltd. to pledge its shares of LaSalle Re Holdings Limited and LaSalle Re Limited in favor of the lenders under the credit facility. In addition, the amendment revised the financial covenants relating to interest coverage and tangible net worth (each as defined by the financial covenants in the credit agreement).

      The amendment also increased the applicable margin on the interest paid by Trenwick Group Ltd.by 1% and added an additional .5% fee payable by Trenwick Group Ltd. in the event the loans and letters of credit outstanding are not repaid or secured in accordance with the following schedule; September 30, 2002, 40%; June 30, 2003, 60%; and June 30, 2004,
      80%.

MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting Trenwick America Corporation's results of operations for the three months ended March 31, 2002 and 2001. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick America Corporation contained in this filing as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick America Corporation for the year ended December 31, 2001. Trenwick America Corporation meets the conditions set forth in the General Instructions (H) (I) (a) and (b) of Form 10-Q and is therefore omitting certain information otherwise required by Item 2.

Overview

Trenwick America Corporation is a Delaware holding company headquartered in Stamford, Connecticut whose principal subsidiaries underwrite specialty insurance and reinsurance.

Trenwick America Corporation operates through the following two businesses:

o Reinsurance, which includes U.S. treaty reinsurance written principally through its U.S. subsidiary, Trenwick America Reinsurance Corporation; and

o United States specialty program insurance, written principally through The Insurance Corporation of New York.

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

Results of Operations - Three Months Ended March 31, 2002 and 2001

                                                   2002        2001     Change
                                                --------    --------    -------
                                                         (in thousands)
Underwriting loss                               $(14,202)   $ (7,006)   $(7,196)
Net investment income                             14,856      17,449     (2,593)
Interest expense and subsidiary
   preferred share dividends                      (7,126)     (8,504)     1,378
General and administrative expenses                 (690)       (796)       106
Foreign currency gains (losses)                      980        (351)     1,331
Other income, net                                  2,207         829      1,378
                                                --------    --------    -------
Pre-tax operating income (loss)                   (3,975)      1,621     (5,596)
Applicable income taxes (benefit)                 (1,257)     (3,758)     2,501
                                                --------    --------    -------
Operating income (loss)                           (2,718)      5,379     (8,097)
Net realized investment gains (losses),
  net of income taxes                               (117)      1,368     (1,485)
                                                --------    --------    -------
Net income (loss)                               $ (2,835)   $  6,747    $(9,582)
                                                ========    ========    =======

The operating loss of $2.7 million in the three months ended March 31, 2002 represented a $8.1 million decrease from operating income of $5.4 million recorded in the three months ended March 31, 2001. The decrease is principally the result of deterioration on loss ratios for prior accident years offset in part by a decrease in interest expense and subsidiary preferred share dividends and increases in both other income and foreign currency gains in 2002 over 2001.

Underwriting income (loss)

                                                 2002         2001      Change
                                              ---------    --------   --------
                                                         (in thousands)
Net premiums earned                           $  99,495    $ 73,922   $ 25,573
                                              ---------    --------   --------

Claims and claims expenses incurred              77,202      51,228     25,974
Acquisition costs and underwriting expenses      36,495      29,700      6,795
                                              ---------    --------   --------
Total expenses                                  113,697      80,928     32,769
                                              ---------    --------   --------
Net underwriting loss                         $ (14,202)   $ (7,006)  $ (7,196)
                                              =========    ========   ========

Loss ratio                                         77.6%       69.3%       8.3%
Underwriting expense ratio                         36.7%       40.2%      (3.5)%
Combined ratio                                    114.3%      109.5%       4.8%

      The underwriting loss of $14.2 million in 2002 represented a $7.2 million greater loss compared to the underwriting loss of $7.0 million in 2001. The increase in the underwriting loss was primarily due to the deterioration in loss ratios for prior accident years as previously noted. The increase in the combined ratio in 2002 compared to 2001 is also attributable to the adverse development previously noted combined with commission adjustments on treaties in runoff which were acquired in a previous business combination.

      Premiums written

      Gross premiums written for 2002 were $205.1 million compared to $151.1 million for the three months ended March 31, 2001, an increase of $54.0 million or 35.7%. Details of gross premiums written are provided below:

                                        2002       2001      Change
                                      --------   --------   -------
                                             (in thousands)
Reinsurance                           $102,968   $ 82,630   $20,338
U.S. specialty program insurance       102,156     68,558    33,598
                                      --------   --------   -------
Gross premiums written                $205,124   $151,188   $53,936
                                      ========   ========   =======

      Reinsurance increased $20.3 million from the first quarter of 2001 primarily due to increasing rates on renewal treaties. U.S. specialty program insurance gross premiums written increased from $68.6 million for the first quarter of 2001 to $102.1 million for the first quarter of 2002 due to rate increases on new and renewal policies attributed to the improving insurance market conditions.

      Premiums earned

      Net premiums earned for the three months ended March 31, 2002 were $99.5 million compared to $73.9 million for 2001.

Details of premiums earned are provided below:

                                              2002          2001       Change
                                           ---------     ---------     --------
                                                      (in thousands)
Gross premiums written                     $ 205,122     $ 151,188     $ 53,934
Change in gross unearned premiums            (49,601)      (34,672)     (14,929)
                                           ---------     ---------     --------
Gross premiums earned                        155,521       116,516       39,005
                                           ---------     ---------     --------

Gross premiums ceded                         (73,126)      (52,722)     (20,404)
Change in ceded unearned premiums             17,100        10,128        6,972
                                           ---------     ---------     --------
Ceded premiums earned                        (56,026)      (42,594)     (13,432)
                                           ---------     ---------     --------
Net premiums earned                        $  99,495     $  73,922     $ 25,573
                                           =========     =========     ========

Gross premiums ceded for the three months ended March 31, 2002 were $73.1 million compared to $52.7 million for the same period in 2001. The increase in gross premiums ceded of $20.4 million was commensurate with the increase in gross premiums written.

The increase in net premiums earned is attributable to the increase in premiums written, slightly offset by the delay in earnings on the new and renewal contract which bear higher rates.

Claims and claims expenses

Claims and claims expenses for the three months ended March 31, 2002 were $77.2 million, an increase of $25.9 million compared to claims and claims expenses of $51.2 million for 2001. The increase in claims and claims expenses in 2002 includes deterioration in indicated loss ratios in the 1999-2001 accident years on the Reinsurance and U.S. specialty program insurance segments of approximately $7.2 million and $1.8 million, respectively.

Underwriting expenses

                                             2002          2001        Change
                                           -------       -------       -------
                                                     (in thousands)
Policy acquisition costs                   $31,374       $25,599       $ 5,775
Underwriting expenses                        5,121         4,101         1,020
                                           -------       -------       -------
Total underwriting expenses                $36,495       $29,700       $ 6,795
                                           =======       =======       =======

Underwriting expense ratio                    36.7%         40.2%         (3.5)%
                                           =======       =======       =======

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for 2002 increased by $6.8 million compared to underwriting expenses for the three months ended March 31, 2001. Similar to claims and claims expenses, a portion of the increase was attributable to the increase in premiums written. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, were 36.7% for the three months ended March 31, 2002 compared to 40.2% for the same period in 2001. The decrease in the underwriting expense ratio occurred principally because of decreasing acquisition costs related to improved terms and conditions due to the hardening of the market.

Underwriting expenses for the three months ended March 31, 2002 as a percentage of earned premium was 5.1%, relatively unchanged from 5.5% for the same period in 2001.

Net Investment Income

                                          2002            2001         Change
                                      -----------     -----------     --------
                                                    (in thousands)
Average invested assets               $ 1,177,188     $ 1,212,293     $(35,105)

Average annualized yields                    6.26%           6.96%        (0.7)%
                                      -----------     -----------     --------
Investment income - portfolio              18,413          21,086       (2,673)
Investment expenses                        (3,557)         (3,637)          80
                                      -----------     -----------     --------
Net investment income                 $    14,856     $    17,449     $ (2,593)
                                      ===========     ===========     ========

Net investment income for the three months ended March 31, 2002 was $14.8 million compared to $17.4 million for the same period in 2001. The decrease in net investment income in 2002 was due to both an overall decline in market yields during the quarter as well as to a decrease in the average invested assets as compared to the 2001 quarter as a result of cash used in operations.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends was $7.1 million for 2002, a decrease of $1.4 million from the same period in 2001. The decrease is primarily a result of the decrease in interest rates since the first quarter of 2001.

Non-operating Income and Expenses

Net realized losses on investments, net of income taxes, were $0.1 million during the three months ended March 31, 2002, compared to net realized gains of $1.4 million for the three months ended March 31, 2001. The 2001 gains reflect actions taken to reposition Trenwick America Corporation's debt security portfolio, offset in part by losses recognized on the sale of equity securities.

Financings, Financing Capacity and Capitalization

Concurrent with the Trenwick/LaSalle business combination, Trenwick America Corporation and Trenwick Holdings Limited, Trenwick Group Ltd.'s U.S. and U.K. holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility has subsequently been converted into a four-year term loan. Trenwick America Corporation is the primary obligor with respect to the revolving credit facility, and Trenwick Holdings Limited is the primary obligor with respect to the letter of credit facility. Guarantees are provided by LaSalle Re Holdings Limited and Trenwick Group Ltd. with respect to both Trenwick America Corporation's and Trenwick Holdings Limited's obligations and additionally by Trenwick America Corporation with respect to Trenwick Holdings Limited's obligations. The credit agreement provides for a letter of credit facility which may only be used to support the Lloyd's syndicate participations of Trenwick Group Ltd.'s subsidiaries. The letter of credit facility is scheduled to expire in November 2002. In the event that Trenwick Group Ltd. is unable to obtain a replacement letter of credit facility or post sufficient collateral to support its Lloyd's underwriting activities, it will be required to reduce or cease its underwriting activities at Lloyd's for the 2003 year of account. The applicable interest rate on borrowings under the credit facility is generally 2.5% above the London Interbank Offered Rate and was 4.6% at March 31, 2002. The term loan facility is subject to scheduled principal amortization over the four-year period in accordance with the following schedule: 2002, 22.5%; 2003, 27.5%; 2004, 32.5%; 2005, 17.5%.

Trenwick America Corporation is obligated to repay a portion or all of the term loan in the event of equity issuances, asset sales or debt issuances by Trenwick Group Ltd. or its subsidiaries. At March 31, 2002, $195.0 million of term loans were outstanding, and $230.0 million of letters of credit were outstanding under the credit facility.

The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick Group Ltd.'s minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth. As of March 31, 2002, Trenwick Group Ltd. was in compliance with the credit agreement covenants.

On April 12, 2002, Trenwick Group Ltd., its subsidiaries and financial institutions holding a majority of the outstanding indebtedness under the credit facility executed an amendment to the credit facility. The amendment required Trenwick Group Ltd. to pledge its shares of LaSalle Re Holdings Limited and LaSalle Re Limited in favor of the lenders under the credit facility. In addition, the amendment revised the financial covenants relating to interest coverage and tangible net worth (each as defined by the financial covenants in the credit agreement). The amendment set Trenwick Group Ltd.'s minimum interest coverage ratio at 1.25 to 1 for the first quarter of 2002, 1.5 to 1 for the second quarter of 2002, 1.75 to 1 for the third quarter of 2002 and 2.5 to 1 thereafter. Trenwick Group Ltd.'s interest coverage ratio for the three months ended March 31, 2002 was 2.1 to 1. The amendment adjusted the minimum tangible net worth Trenwick Group Ltd. must maintain to the following base amounts plus 50% of net income earned during the period:

                Time Period                          Minimum Tangible Net Worth
                -----------                          --------------------------
       Through May 15, 2002                               $450,000,000
       From May 16, 2002 to August 14, 2002               $475,000,000
       From August 15, 2002 to November 14, 2002          $525,000,000
       From November 15, 2002 to March 30, 2003           $550,000,000
       Thereafter                                         $560,000,000

Trenwick Group Ltd.'s tangible net worth as of March 31, 2002 was $489.4 million.

A previous amendment adjusted downward the minimum risk-based capital requirement for Trenwick Group Ltd.'s subsidiary, Chartwell Insurance Company, from 300% to 225% through December 31, 2002. Thereafter, the minimum risk-based capital for Chartwell Insurance Company returns to 300%. The risk-based capital for Chartwell Insurance Company as of December 31, 2001 was 257%.

If Trenwick Group Ltd. is unable to meet the credit agreement's financial covenants, it may be required to repay the outstanding indebtedness and collateralize the outstanding letters of credit issued under the credit agreement through additional financing, asset sales, subsidiary dividends or similar transactions.

The amendment increased the applicable margin on the interest paid by Trenwick Group Ltd. by 1% and added an additional .5% fee payable by Trenwick Group Ltd. in the event the loans and letters of credit outstanding are not repaid or secured in accordance with the following schedule:

              Date                        Percentage of Outstanding Indebtedness
              ----                        --------------------------------------
       September 30, 2002                                  40%
         June 30, 2003                                     60%
         June 30, 2004                                     80%

Trenwick Group Ltd.'s ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. Following Trenwick Group Ltd.'s claims and claims expense liability reserve increase in the second quarter of 2001 and the losses it sustained in the September 11th terrorist attacks, its senior debt ratings were downgraded by Standard & Poor's Corporation to BBB- and by Moody's Investors Service to Ba2. Trenwick Group Ltd.'s ability to refinance its outstanding debt obligations, as well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Accounting Standards

Effective January 1, 2002, Trenwick America Corporation adopted a new Financial Accounting Standards Board statement which amended the accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and requires that goodwill be tested for impairment under either market value or cash flow tests prior to the reporting of quarterly results of operations as of June 30, 2002. Any impairment noted as a result of these tests will be recorded as a cumulative effect of an accounting change as of January 1, 2002.

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

      None

Item 5. Other Information

      None

Item 6. Exhibits and reports on Form 8-K

      (a) Exhibits

            10.1 Third Amendment to the Credit Agreement, dated as of April 12, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, Wachovia Bank, National Association, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JP Morgan Chase Bank, as Administrative Agent.

            10.2 Third Amendment to the Holdings Guaranty, dated as of April 12, 2002, among Trenwick Group Ltd., and the lending institutions from time to time party to the Credit Agreement.

      (b)   Reports on Form 8-K

            None

                          Trenwick America Corporation
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2002                        /s/  James F. Billett, Jr.
                                          --------------------------------------
                                          Name: James F. Billett, Jr.
                                          Title: Chairman, President and
                                                 Chief Executive Officer


Date: May 15, 2002                        /s/  Alan L. Hunte
                                          --------------------------------------
                                          Name: Alan L. Hunte
                                          Title: Executive Vice President and
                                                 Chief Financial Officer