Form 10-Q
period 2002-06-30
TRENWICK AMERICA CORP
filed 2002-08-14
CIK 1127783

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-Q

                                    --------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2002.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                          Shares Outstanding
  Description of Class                                    as of August 13, 2002
  --------------------                                    ---------------------
Common Stock - $1.00 par value                                    100

The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q in the reduced disclosure format.

                          TRENWICK AMERICA CORPORATION
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1. Unaudited Consolidated Financial Statements
        Consolidated Balance Sheet
        June 30, 2002 and December 31, 2001 ...............................   1

        Consolidated Statement of Operations, Comprehensive
        Income and Changes in Common Stockholder's Equity
        Three and Six Months Ended June 30, 2002 and 2001 .................   2

        Consolidated Statement of Cash Flows
        Three and Six Months Ended June 30, 2002 and 2001 .................   3

        Notes to Unaudited Consolidated Financial Statements ..............   4


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...............................   8


                         PART II - OTHER INFORMATION

ITEM 1. Legal proceedings .................................................   20

ITEM 2. Changes in Securities and Use of Proceeds .........................   20

ITEM 3. Defaults Upon Senior Securities ...................................   20

ITEM 4. Submission of Matters to a Vote of Security Holders ...............   20

ITEM 5. Other Information .................................................   20

ITEM 6. Exhibits and Reports on Form 8-K ..................................   21

Signatures ................................................................   22

                          Trenwick America Corporation
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars)
                       June 30, 2002 and December 31, 2001

                                                                       (Unaudited)
                                                                          2002           2001
                                                                       -----------    ----------
ASSETS
Debt securities available for sale, at fair value                      $ 1,037,871    $1,054,518
Equity securities, at fair value                                            29,617        24,164
Cash and cash equivalents                                                  125,721       128,522
Accrued investment income                                                   12,190        12,685
Premiums receivable                                                        200,010       159,721
Reinsurance recoverable balances, net                                      587,781       544,202
Prepaid reinsurance premiums                                               116,087        83,980
Deferred policy acquisition costs                                           56,061        45,403
Due from parents and affiliates                                             80,316        68,260
Net deferred income taxes                                                   66,121        65,757
Goodwill                                                                        --        52,119
Other assets                                                               120,154        89,774
                                                                       -----------    ----------
Total assets                                                           $ 2,431,929    $2,329,105
                                                                       ===========    ==========

LIABILITIES
Unpaid claims and claims expenses                                      $ 1,472,332    $1,412,104
Unearned premium income                                                    318,003       239,004
Reinsurance balances payable                                                49,639        42,424
Indebtedness                                                                90,648       288,878
Due to affiliates                                                           49,087        50,434
Other liabilities                                                           48,522        33,939
                                                                       -----------    ----------
Total liabilities                                                        2,028,231     2,066,783
                                                                       -----------    ----------

MINORITY INTEREST
Mandatorily redeemable preferred capital securities of
  subsidiary trust holding solely junior subordinated
   debentures of Trenwick America Corporation                               87,002        86,973
                                                                       -----------    ----------

COMMON STOCKHOLDER'S EQUITY
Common stock and additional paid in capital                                298,877        99,353
Retained earnings (accumulated deficit)                                    (11,140)       57,104
Accumulated other comprehensive income                                      28,959        18,892
                                                                       -----------    ----------
Total common stockholder's equity                                          316,696       175,349
                                                                       -----------    ----------
Total liabilities, minority interest and common stockholder's equity   $ 2,431,929    $2,329,105
                                                                       ===========    ==========

The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
         Consolidated Statement of Operations, Comprehensive Income and
               Changes in Common Stockholder's Equity (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                Three and Six Months Ended June 30, 2002 and 2001

                                                                 Three Months               Six Months
                                                            ----------------------    ----------------------
                                                              2002         2001          2002         2001
                                                            ---------    ---------    ---------    ---------
REVENUES
Net premiums earned                                         $ 118,354    $  87,214    $ 217,849    $ 161,136
Net investment income                                          14,476       18,311       29,332       35,760
Net realized investment gains (losses)                         (1,342)         252       (1,522)       2,356
Other income                                                    1,255          789        3,462        1,618
                                                            ---------    ---------    ---------    ---------
Total revenues                                                132,743      106,566      249,121      200,870
                                                            ---------    ---------    ---------    ---------

EXPENSES
Claims and claims expenses incurred                           103,088       77,038      180,290      128,266
Policy acquisition costs                                       34,959       25,104       66,333       50,703
Underwriting expenses                                           4,638        4,277        9,759        8,378
General and administrative expenses                               731          864        1,421        1,660
Interest expense and subsidiary preferred share dividends       7,664        7,670       14,790       16,173
Foreign currency losses                                         2,312          632        1,332          983
                                                            ---------    ---------    ---------    ---------
Total expenses                                                153,392      115,585      273,925      206,163
                                                            ---------    ---------    ---------    ---------
Loss before income taxes and cumulative effect of
   change in accounting principle                             (20,649)      (9,019)     (24,804)      (5,293)
Applicable income taxes (benefit)                              (7,360)      (1,755)      (8,680)      (4,777)
                                                            ---------    ---------    ---------    ---------
Loss before cumulative effect of change in
   accounting principle                                       (13,289)      (7,264)     (16,124)        (516)
Cumulative effect of change in accounting principle                --           --      (52,119)          --
                                                            ---------    ---------    ---------    ---------
Net loss                                                    $ (13,289)   $  (7,264)   $ (68,243)   $    (516)
                                                            =========    =========    =========    =========

COMPREHENSIVE INCOME (LOSS):
Net loss                                                    $ (13,289)   $  (7,264)   $ (68,243)   $    (516)
                                                            ---------    ---------    ---------    ---------
Other comprehensive income (loss):
  Net unrealized investment gains (losses)                     13,846       (4,056)       9,477        2,657
  Foreign currency translation adjustments                        604          384          590       (1,535)
                                                            ---------    ---------    ---------    ---------
  Total other comprehensive income (loss)                      14,450       (3,672)      10,067        1,122
                                                            ---------    ---------    ---------    ---------
Comprehensive income (loss)                                 $   1,161    $ (10,936)   $ (58,176)   $     606
                                                            =========    =========    =========    =========

CHANGES IN COMMON
  STOCKHOLDER'S EQUITY:
Common stockholder's equity, beginning of period            $ 116,012    $ 209,973    $ 175,349    $ 200,907
Net capital transactions with affiliates                      199,523      (11,641)     199,523      (12,109)
Adjustment to paid in capital related to                           --           --
  Trenwick/LaSalle business combination                            --           --           --       (2,008)
Comprehensive income (loss)                                     1,161      (10,936)     (58,176)         606
                                                            ---------    ---------    ---------    ---------
Common stockholder's equity, end of period                  $ 316,696    $ 187,396    $ 316,696    $ 187,396
                                                            =========    =========    =========    =========

The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
                Consolidated Statement of Cash Flows (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                Three and Six Months Ended June 30, 2002 and 2001

                                                      Three Months               Six Months
                                                 ----------------------    ----------------------
                                                    2002        2001          2002         2001
                                                 ---------    ---------    ---------    ---------
CASH FROM (FOR) OPERATING  ACTIVITIES            $     618    $ (12,079)   $ (14,330)   $ (45,666)
                                                 ---------    ---------    ---------    ---------

INVESTING ACTIVITIES:
 Purchases of debt securities                      (33,590)    (137,088)    (129,113)    (417,666)
 Sales of debt securities                           44,135       82,034       90,211      343,718
 Maturities of debt securities                      23,260        4,469       62,385       19,533
 Purchases of equity securities                         --          (85)          --       (1,435)
 Sales of equity securities                             --        9,133           --       81,081
Effect of exchange rate translation on cash           (404)           5         (192)        (204)
Additions to premises and equipment                 (1,112)        (502)      (3,172)        (690)
                                                 ---------    ---------    ---------    ---------
 Cash from (for) investing activities               32,289      (42,034)      20,119       24,337
                                                 ---------    ---------    ---------    ---------

FINANCING ACTIVITIES:
Issuance (repayment) of indebtedness              (197,841)      14,000     (197,841)      14,000
Indebtedness issuance costs paid                        --           --          (88)          --
Loans to affiliates                                 (6,884)     (19,900)     (10,184)     (21,062)
Capital contributions received                     199,523        5,099      199,523        5,099
                                                 ---------    ---------    ---------    ---------
Cash for financing activities                       (5,202)        (801)      (8,590)      (1,963)
                                                 ---------    ---------    ---------    ---------

Change in cash and cash equivalents                 27,705      (54,914)      (2,801)     (23,292)
Cash and cash equivalents, beginning of period      98,016      165,017      128,522      133,395
                                                 ---------    ---------    ---------    ---------
Cash and cash equivalents, end of period         $ 125,721    $ 110,103    $ 125,721    $ 110,103
                                                 =========    =========    =========    =========

  The accompanying notes are an integral part of these statements.

                          TRENWICK AMERICA CORPORATION
              Notes to Unaudited Consolidated Financial Statements
  (Amounts expressed in thousands of United States dollars except share data)
                Three and Six Months Ended June 30, 2002 and 2001

Note 1 Organization and Basis of Presentation

Organization

Trenwick America Corporation ("Trenwick America") is a United States holding company whose principal subsidiaries underwrite specialty insurance and reinsurance. Trenwick America's ultimate parent is Trenwick Group Ltd., which is a publicly traded Bermuda holding company.

Basis of Presentation

The interim financial statements include the accounts of Trenwick America and its subsidiaries after elimination of significant intercompany accounts and transactions. Certain items in prior financial statements have been reclassified to conform to current presentation.

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

The interim financial statements are unaudited; however, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for interim periods. These interim statements should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick America for the year ended December 31, 2001.

Note 2 Segment Information

The following tables present business segment financial information for Trenwick America at June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001:

Total assets:                                         2002               2001
                                                   ----------         ----------
Treaty reinsurance                                 $1,665,591         $1,640,154
Specialty program insurance                           691,960            579,254
Unallocated                                            74,378            109,697
                                                   ----------         ----------
Total assets                                       $2,431,929         $2,329,105
                                                   ==========         ==========

                                           Three Months           Six Months
                                       -------------------   -------------------
                                         2002       2001       2002       2001
                                       --------   --------   --------   --------
Total revenues:
Treaty reinsurance                     $ 96,365   $ 81,007   $183,090   $153,215
Specialty program insurance              36,260     23,152     65,780     42,723
Unallocated                                 118      2,407        251      4,932
                                       --------   --------   --------   --------
Total revenues                         $132,743   $106,566   $249,121   $200,870
                                       ========   ========   ========   ========

                                        Three Months            Six Months
                                    -------------------    --------------------
                                      2002        2001       2002        2001
                                    --------    -------    --------    --------
Net income (loss):
Treaty reinsurance                  $(13,054)   $ 4,520    $(11,858)   $ 14,251
Specialty program insurance            6,470     (8,302)      7,642      (6,510)
Unallocated interest expense
  preferred share dividends           (7,510)    (7,509)    (14,629)    (15,967)
Other unallocated                        805      4,027       2,721       7,710
Change in accounting principle            --         --     (52,119)         --
                                    --------    -------    --------    --------
Net income (loss)                   $(13,289)   $(7,264)   $(68,243)   $   (516)
                                    ========    =======    ========    ========

Transactions between operating segments have been eliminated in consolidation.

Note 3 Underwriting Activities

The components of premiums written and earned for the three and six months ended June 30, 2002 and 2001 are as follows:

                                    Three Months               Six Months
                               ----------------------    ----------------------
                                  2002         2001        2002         2001
                               ---------    ---------    ---------    ---------
Assumed premiums written       $ 100,061    $  79,511    $ 203,049    $ 162,108
Direct premiums written           97,989       74,898      200,123      143,489
                               ---------    ---------    ---------    ---------
Gross premiums written           198,050      154,409      403,172      305,597
Ceded premiums written           (65,674)     (57,152)    (138,800)    (109,874)
                               ---------    ---------    ---------    ---------
Net premiums written           $ 132,376    $  97,257    $ 264,372    $ 195,723
                               =========    =========    =========    =========

Assumed premiums earned        $  94,247    $  75,917    $ 174,362    $ 139,224
Direct premiums earned            81,724       57,203      157,130      110,412
                               ---------    ---------    ---------    ---------
Gross premiums earned            175,971      133,120      331,492      249,636
Ceded premiums earned            (57,617)     (45,906)    (113,643)     (88,500)
                               ---------    ---------    ---------    ---------
Net premiums earned            $ 118,354    $  87,214    $ 217,849    $ 161,136
                               =========    =========    =========    =========

Note 4 Income Taxation

As of June 30, 2002, Trenwick America has not recorded a valuation allowance against the U.S. net operating losses because presently, in management's judgment, it is more likely than not that these amounts will be realized from future operations. Management's judgment is based on its assessment of business plans and related projections of future taxable income that reflect significant assumptions about increased premium volume and improved rates and profitability. Such assumptions may be adversely affected by market conditions, changes in financial strength ratings, as determined by nationally recognized security ratings organization, for Trenwick America's operating subsidiaries or Trenwick America's ability to secure sufficient funding to support its underwriting operations. In the event that, in management's judgment, it is no longer more likely than not that its net operating losses will be realized from future operations, Trenwick America will be required to record a valuation allowance against its deferred income tax asset.

Note 5  Accounting Standards

Effective January 1, 2002, Trenwick America adopted a new Financial Accounting Standards Board statement which amended the accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and required that Trenwick America's goodwill balance be tested for impairment under either market value or cash flow tests. As a result of these tests, it was determined that the goodwill was impaired and the entire goodwill balance of $52,119 was charged to operations as of January 1, 2002 as a cumulative effect of a change in accounting principle.

The following table presents the pro forma effect on net income (loss) for the quarter and six months ended June 30, 2001 had this accounting standard been effective January 1, 2001 as compared to net loss for the quarter and six months ended June 30, 2002.

                                           Three Months           Six Months
                                       -------------------    -----------------
                                         2002        2001       2002      2001
                                       --------    -------    --------    -----
Reported net income (loss)             $(13,289)   $(7,264)   $(68,243)   $(516)
     Add back: goodwill amortization         --       (323)         --     (646)
     Cumulative effect of change
       in accounting for goodwill            --         --     (52,119)      --
                                       --------    -------    --------    -----
Adjusted net income (loss)             $(13,289)   $(6,941)   $(16,124)   $ 130
                                       ========    =======    ========    =====

Note 6 Credit Agreement

On September 27, 2000, Trenwick Group Ltd., LaSalle Re Holdings Limited , LaSalle Re Limited and Trenwick Group Inc. completed a business combination whereby the common shareholders of LaSalle Re Holdings Limited, Trenwick Group Ltd., Trenwick Group Inc. and the minority shareholders of LaSalle Re Limited exchanged their shares on a one-for-one basis for shares of Trenwick Group Ltd., (the "Trenwick/LaSalle business combination").

Concurrent with the Trenwick/LaSalle business combination in September of 2000, Trenwick America and Trenwick Holdings Limited, Trenwick Group Ltd.'s U.K. holding company, entered into an amended and restated $490,000 credit agreement with various lending institutions. The credit agreement consisted of both a $260,000 revolving credit facility and a $230,000 credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid on June 17, 2002. The letter of credit facility may only be used to support the Lloyd's syndicate participations of Trenwick Group Ltd.'s subsidiaries. As of June 30, 2002, $230,000 of letters of credit remain outstanding under the credit facility. The letter of credit facility is scheduled to expire in November 2002. In the event that Trenwick Group Ltd. is unable to renew the current letter of credit facility, obtain a replacement letter of credit facility, post sufficient collateral to support its Lloyd's underwriting activities or obtain an alternative form of Lloyd's capital support, it will be required to reduce or cease its underwriting activities at Lloyd's for the 2003 year of account.

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

The amendment also increased the applicable margin on the interest paid by Trenwick Group Ltd. by 1% and added an additional .5% fee payable by Trenwick Group Ltd. in the event the letters of credit outstanding are not secured in accordance with the following schedule; September 30, 2002, 40%; June 30, 2003, 60%; and June 30, 2004, 80%.

The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick Group Ltd.'s minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth. As of June 30, 2002, Trenwick Group Ltd. was in compliance with the credit agreement covenants.

If Trenwick Group Ltd.is unable to meet the credit agreement's financial covenants, it may be required to collateralize the outstanding letters of credit issued under the credit agreement through additional financing, asset sales, subsidiary dividends or similar transactions.

Trenwick Group Ltd.'s ability to refinance its existing letter of credit obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. Following Trenwick Group Ltd.'s claims and claims expense liability reserve increase in the second quarter of 2001 and the losses it sustained in the September 11th terrorist attacks, its senior debt ratings were downgraded by Standard & Poor's Corporation to BBB- and by Moody's Investors Service to Ba2. On August 2, 2002, Standard & Poor's Corporation further lowered Trenwick Group Ltd.'s senior debt ratings to BB. Trenwick Group Ltd.'s ability to refinance its outstanding letter of credit obligations, as well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Should Trenwick Group Ltd.'s subsidiaries be unable to meet any letter of credit reimbursement obligations as they fall due, and such repayments are not refinanced, Trenwick Group Ltd. would become liable for such repayments under the terms of guarantees under the credit agreement. No liability for any such amounts has been reflected in Trenwick Group Ltd.'s financial statements. Because Trenwick America, Trenwick Holdings Ltd. and Trenwick Group Ltd. are holding companies, their principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective operating subsidiaries. As a result of recent losses incurred by Trenwick Group Ltd.'s operating subsidiaries, their cash distribution capacities have been significantly reduced.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting results of the operations of Trenwick America Corporation ("Trenwick America") for the three and six months ended June 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick America contained in this filing as well as in conjunction with the Annual Report on Form 10-K of Trenwick America for the year ended December 31, 2001, including the audited financial statements and notes thereto as well as the discussions of critical accounting policies. Trenwick America meets the conditions set forth in the General Instructions (H) (I) (a) and (b) of Form 10-Q and is therefore omitting certain information otherwise required by
Item 2.

Overview

Trenwick America is a Delaware holding company headquartered in Stamford, Connecticut whose principal subsidiaries underwrite specialty insurance and reinsurance.

Trenwick America operates through the following two principal operating platforms:

- Trenwick America Reinsurance Corporation underwrites treaty reinsurance on United States property and casualty risks, including United States reinsurance business previously written by Chartwell Re Corporation subsidiaries; and

- Canterbury Financial Group Inc. underwrites specialty insurance through its operating subsidiaries, Chartwell Insurance Company, The Insurance Corporation of New York and Dakota Specialty Insurance Company.

All of Trenwick America's principal operating subsidiaries are rated A- (Excellent) by A.M. Best Company and have been assigned the following financial strength ratings by Standard and Poor's:

      Trenwick America Reinsurance Corporation                    A-

      Canterbury Financial Group:

      The Insurance Corporation of New York                       BBB
      Dakota Specialty Insurance Company                          BBB
      Chartwell Insurance Company                                 BB

These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Results of Operations - Three Months Ended June 30, 2002 and 2001

                                                 2002        2001       Change
                                               --------    --------    --------
                                                        (in thousands)

Underwriting loss                              $(24,331)   $(19,205)   $ (5,126)
Net investment income                            14,476      18,311      (3,835)
Interest expense and subsidiary preferred
   share dividends                               (7,664)     (7,670)          6
General and administrative expenses                (731)       (864)        133
Foreign currency losses                          (2,312)       (632)     (1,680)
Other income, net                                 1,255         789         466
                                               --------    --------    --------
Pre-tax operating income (loss)                 (19,307)     (9,271)    (10,036)
Applicable income taxes (benefit)                (6,890)     (1,843)     (5,047)
                                               --------    --------    --------
Operating income (loss)                         (12,417)     (7,428)     (4,989)
Net realized investment gains (losses),
   net of income taxes                             (872)        164      (1,036)
                                               --------    --------    --------
Net loss                                       $(13,289)   $ (7,264)   $ (6,025)
                                               ========    ========    ========

The operating loss of $12.4 million in the three months ended June 30, 2002 represented an $5.0 million increase from an operating loss of $7.4 million recorded in the three months ended June 30, 2001.

Underwriting loss

Trenwick America produced an underwriting loss of $24.3 million in the second quarter of 2002 compared to an underwriting loss of $19.2 million in the second quarter of 2001. Details of underwriting income and loss are produced below:

                                                 2002         2001         Change
                                              ---------     ---------     --------
                                                          (in thousands)
Net premiums earned                           $ 118,354     $  87,214     $ 31,140
                                              ---------     ---------     --------
Claims and claims expenses incurred             103,088        77,038       26,050
Acquisition costs and underwriting expenses      39,597        29,381       10,216
                                              ---------     ---------     --------
Total expenses                                  142,685       106,419       36,266
                                              ---------     ---------     --------
Net underwriting loss                         $ (24,331)    $ (19,205)    $ (5,126)
                                              =========     =========     ========
Loss ratio                                         87.1%         88.3%        (1.2)%
Underwriting expense ratio                         33.5%         33.7%        (0.2)%
Combined ratio                                    120.6%        122.0%        (1.4)%

The underwriting loss of $24.3 million in the second quarter of 2002 represented a $5.1 million decrease compared to the same period in 2001. The 2002 underwriting loss includes $20.0 million of losses incurred under a stop loss agreement between Trenwick America Reinsurance Corporation and its affiliate, Trenwick International Limited. The 2001 underwriting loss includes $32.2 million of loss reserve strengthening arising from business written in prior years.

The decrease in the combined ratio in 2002 compared to 2001 relates primarily to an increase in premium volume offset by the intercompany stop loss cessions as noted above in 2002, as well as the 2001 loss reserve strengthening as noted above.

Premiums written

Gross premiums written for 2002 were $198.0 million compared to $154.4 million for the three months ended June 30, 2001, an increase of $43.6 million or 28.2%. Details of gross premiums written are provided below:

                                               2002          2001         Change
                                             --------      --------      -------
                                                        (in thousands)
Treaty reinsurance                           $100,061      $ 79,478      $20,583
Specialty program insurance                    97,989        74,931       23,058
                                             --------      --------      -------
Gross premiums written                       $198,050      $154,409      $43,641
                                             ========      ========      =======

Treaty reinsurance increased $20.6 million from the second quarter of 2001 primarily due to increasing rates on renewal treaties. Specialty program insurance gross premiums written increased from $74.9 million for the second quarter of 2001 to $97.9 million for the second quarter of 2002 due to the addition of new programs as well as rate increases on new and renewal policies attributed to improving market conditions.

Premiums earned
                                              2002          2001        Change
                                           ---------     ---------     --------
                                                       (in thousands)
Gross premiums written                     $ 198,050     $ 154,409     $ 43,641
Change in gross unearned premiums            (22,079)      (21,289)        (790)
                                           ---------     ---------     --------
Gross premiums earned                        175,971       133,120       42,851
                                           ---------     ---------     --------
Gross premiums ceded                         (65,674)      (57,152)      (8,522)
Change in ceded unearned premiums              8,057        11,246       (3,189)
                                           ---------     ---------     --------
Ceded premiums earned                        (57,617)      (45,906)     (11,711)
                                           ---------     ---------     --------
Net premiums earned                        $ 118,354     $  87,214     $ 31,140
                                           =========     =========     ========

Gross premiums ceded for the three months ended June 30, 2002 were $65.6 million compared to $57.1 million for the same period in 2001. The increase in gross premiums ceded of $8.5 million was commensurate with the increase in gross premiums written.

Net premiums earned for the three months ended June 30, 2002 were $118.4 million compared to $87.2 million for 2001. The increase in net premiums earned is attributable to the increase in premiums written and rate increases as noted above.

Claims and claims expenses

Claims and claims expenses for the three months ended June 30, 2002 were $103.1 million, an increase of $26.1 million compared to claims and claims expenses of $77.0 million for 2001. The increase in claims and claims expenses in 2002 is consistent with the increase in premium volume.

Claims and claims expenses for the six months ended June 30, 2002 and 2001 included losses incurred of $20.0 million and $10.5 million, respectively, under a stop loss agreement between Trenwick America Reinsurance Corporation and Trenwick International Limited. Trenwick America Reinsurance Corporation and Trenwick International Limited are in the process of commuting the stop loss agreement effective January 1, 2002. The commutation is subject to approval by regulatory authorities having jurisdiction over Trenwick America Reinsurance Corporation and Trenwick International Limited. If approved in its present form, the effect of the commutation will be to reverse losses recorded in 2002.

Underwriting expenses
                                            2002          2001         Change
                                          -------       -------       --------
                                                     (in thousands)
Policy acquisition costs                  $34,959       $25,104       $  9,855
Underwriting expenses                       4,638         4,277            361
                                          -------       -------       --------
Total underwriting expenses               $39,597       $29,381       $ 10,216
                                          =======       =======       ========
Underwriting expense ratio                   33.5%         33.7%          (0.2)%
                                          =======       =======       ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for 2002 increased by $10.2 million compared to underwriting expenses for the three months ended June 30, 2001. The increase was mainly attributable to the increases in premiums written in 2002. Underwriting expenses for the three months ended June 30, 2002 as a percentage of earned premium was 3.9%, a decrease of 1.0% from 4.9% for the same period in 2001. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, were 33.5% for the three months ended June 30, 2002 a slight decrease from 33.7% for the same period in 2001.

Net Investment Income
                                       2002             2001           Change
                                    -----------      -----------      --------
                                                    (in thousands)
Average invested assets             $ 1,165,425      $ 1,193,634      $(28,209)
Average annualized yields                  6.01%            7.28%        (1.27)%

Investment income                   $    17,514      $    21,688      $ (4,174)
Investment expenses                      (3,038)          (3,377)          339
                                    -----------      -----------      --------
Net investment income               $    14,476      $    18,311      $ (3,835)
                                    ===========      ===========      ========

Net investment income for the three months ended June 30, 2002 was $14.4 million compared to $18.3 million for the same period in 2001. The decrease in net investment income in 2002 is the result of an overall decline in fixed income market yields compared to 2001.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends was $7.7 million for both the 2002 and 2001 quarters.

Foreign Currency Losses

Trenwick America recorded foreign currency losses, of $2.3 million for the three months ended June 30, 2002, compared to foreign currency losses of $0.6 million for the same period in 2001, primarily due to the increase in the value of the British pound relative to the U.S. dollar in the second quarter of 2002.

Other Income, Net

Other income, net increased to $1.3 million for the second quarter of 2002, a $0.5 million increase over the same period in 2001, primarily a result of an increase in equity in earnings of managing general agencies through which Trenwick America underwrites its specialty program insurance business.

Non-operating Income and Expenses

Net realized losses on investments, net of income taxes, were $0.9 million during the three months ended June 30, 2002, compared to net realized gains of $0.2 million for the three months ended June 30, 2001.

Results of Operations - Six Months Ended June 30, 2002 and 2001

                                                        2002        2001       Change
                                                      --------    --------    --------
                                                               (in thousands)
Underwriting loss                                     $(38,533)   $(26,211)   $(12,322)
Net investment income                                   29,332      35,760      (6,428)
Interest expense and subsidiary
   preferred share dividends                           (14,790)    (16,173)      1,383
General and administrative expenses                     (1,421)     (1,660)        239
Foreign currency losses                                 (1,332)       (983)       (349)
Other income, net                                        3,462       1,618       1,844
                                                      --------    --------    --------
Pre-tax operating loss                                 (23,282)     (7,649)    (15,633)
Applicable income taxes (benefit)                       (8,147)     (5,602)     (2,545)
                                                      --------    --------    --------
Operating loss                                         (15,135)     (2,047)    (13,088)
Net realized investment gains (losses),
  net of income taxes                                     (989)      1,531      (2,520)
Cumulative effect of change in accounting principle    (52,119)         --     (52,119)
                                                      --------    --------    --------
Net loss                                              $(68,243)   $   (516)   $(67,727)
                                                      ========    ========    ========

The operating loss of $15.1 million in the six months ended June 30, 2002 represented a $13.1 million increase from the operating loss of $2.0 million recorded in the six months ended June 30, 2001.

Underwriting loss

Trenwick America produced an underwriting loss of $38.5 million in the first half of 2002 compared to an underwriting loss of $26.2 million in the first half of 2001. Details of underwriting income and loss follow:

                                                 2002          2001        Change
                                              ---------     ---------     --------
                                                          (in thousands)
Net premiums earned                           $ 217,849     $ 161,136     $ 56,713
                                              ---------     ---------     --------
Claims and claims expenses incurred             180,290       128,266       52,024
Acquisition costs and underwriting expenses      76,092        59,081       17,011
                                              ---------     ---------     --------
Total expenses                                  256,382       187,347       69,035
                                              ---------     ---------     --------
Net underwriting loss                         $ (38,533)    $ (26,211)    $(12,322)
                                              =========     =========     ========
Loss ratio                                         82.8%         79.6%        (3.2)%
Underwriting expense ratio                         34.9%         36.7%        (1.8)%
Combined ratio                                    117.7%        116.3%        (1.4)%

The underwriting loss of $38.5 million in the first half of 2002 represented a $12.3 million increase compared to the first half of 2001. The decline in both the underwriting loss and combined ratio in 2002 compared to 2001 were both primarily the result of improved underwriting results, offset by $20.0 million of losses incurred under a stop loss agreement between Trenwick America Reinsurance Corporation and its affiliate Trenwick International Limited.

The increase in the combined ratio in the first half of 2002 compared to the first half of 2001 resulted mainly from the decrease in losses as previously noted.

Premiums written

Gross premiums written for the six months ended June 30, 2002 were $403.2 million compared to $305.6 million for the six months ended June 30, 2001, an increase of $97.6 million or 31.9%. Details of gross premiums written are provided below:

                                               2002          2001         Change
                                             --------      --------      -------
                                                        (in thousands)
Treaty reinsurance                           $203,049      $162,108      $40,941
Specialty program insurance                   200,123       143,489       56,634
                                             --------      --------      -------
Gross premiums written                       $403,172      $305,597      $97,575
                                             ========      ========      =======

Treaty reinsurance premiums increased $40.9 million from the six months of 2001, primarily due to increasing rates on renewal treaties.

Specialty program insurance gross premiums written increased from $143.5 million for the first six months of 2001 to $200.1 million for the first six months of 2002 due to increased volume on two of its larger programs combined with the addition of four new programs in 2002.

Premiums earned

Net premiums earned for the six months ended June 30, 2002 were $217.8 million compared to $161.1 million for 2001. Details of premiums earned are provided below:

                                              2002          2001        Change
                                           ---------     ---------     --------
                                                      (in thousands)
Gross premiums written                     $ 403,172     $ 305,597     $ 97,575
Change in gross unearned premiums            (71,680)      (55,961)     (15,719)
                                           ---------     ---------     --------
Gross premiums earned                        331,492       249,636       81,856
                                           ---------     ---------     --------
Gross premiums ceded                        (138,800)     (109,874)     (28,926)
Change in ceded unearned premiums             25,157        21,374        3,783
                                           ---------     ---------     --------
Ceded premiums earned                       (113,643)      (88,500)     (25,143)
                                           ---------     ---------     --------
Net premiums earned                        $ 217,849     $ 161,136     $ 56,713
                                           =========     =========     ========

Gross premiums ceded for the six months ended June 30, 2002 were $138.8 million compared to $109.9 million for the same period in 2001. The increase in gross premiums ceded of $28.9 million was commensurate with the increase in gross premiums written.

Claims and claims expenses

Claims and claims expenses for the six months ended June 30, 2002 were $180.3 million, an increase of $52.0 million compared to claims and claims expenses of $128.3 million for 2001. The increase in claims and claims expenses in 2002 is a result of the increase in premiums combined with deterioration in indicated loss ratios for prior accident years on the treaty reinsurance and specialty insurance segments of approximately $26.1 million and $3.2 million, respectively.

Claims and claims expenses for the six months ended June 30, 2002 and 2001 included losses incurred of $20.0 million and $10.5 million, respectively under a stop loss agreement between Trenwick America Reinsurance Corporation and Trenwick International Limited. Trenwick America Reinsurance Corporation and Trenwick International Limited are in the process of commuting the stop loss agreement effective January 1, 2002. The commutation is subject to approval by regulatory authorities having jurisdiction over Trenwick America Reinsurance Corporation and Trenwick International Limited. If approved in its present form, the effect of the commutation will be to reverse losses recorded in 2002.

Underwriting expenses

                                           2002          2001          Change
                                          -------       -------       --------
                                                    (in thousands)
Policy acquisition costs                  $66,333       $50,703       $ 15,630
Underwriting expenses                       9,759         8,378          1,381
                                          -------       -------       --------
Total underwriting expenses               $76,092       $59,081       $ 17,011
                                          =======       =======       ========
Underwriting expense ratio                   34.9%         36.7%          (1.8)%
                                          =======       =======       ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for the six months ended June 30, 2002 increased by $17.0 million compared to underwriting expenses for the six months ended June 30, 2001. The increase in total underwriting expenses was attributable to the increase in premium volume in both the treaty reinsurance and specialty program segments.

Underwriting expenses for the six months ended June 30, 2002 as a percentage of earned premium was 4.5%, a slight decrease from 5.2% for the same period in 2001. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, were 34.9% for the six months ended June 30, 2002 compared to 36.7% for the same period in 2001. The decrease in the underwriting expense ratio occurred principally because of decreasing acquisition costs related to improved terms and conditions due to improving market conditions.

Net Investment Income

                                       2002             2001           Change
                                    -----------      -----------      --------
                                                   (in thousands)
Average invested assets             $ 1,170,772      $ 1,204,649      $(33,877)
Average annualized yields                  6.14%            7.10%        (0.96)%

Investment income                   $    35,924      $    42,774      $ (6,850)
Investment expenses                      (6,592)          (7,014)          422
                                    -----------      -----------      --------
Net investment income               $    29,332      $    35,760      $ (6,428)
                                    ===========      ===========      ========

Net investment income for the six months ended June 30, 2002 was $29.3 million compared to $35.8 million for the same period in 2001. The decrease in net investment income resulted from an overall decline in fixed income market yields in 2002 compared to 2001. Investment expenses for the first six months of both 2002 and 2001 included interest expense on funds withheld of $5.3 million and $5.6 million, respectively, under the terms of stop loss reinsurance agreements purchased by Trenwick America Reinsurance Corporation prior to 2001.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends were $14.8 million for 2002, a decrease of $1.4 million from the same period in 2001. The decrease in interest expense in 2002 was primarily the result of declining interest rates in 2002.

Foreign Currency Losses

Trenwick America Corporation recorded foreign currency losses of $1.3 million for the six months ended June 30, 2002, relatively unchanged from foreign currency losses of $1.0 million for the six months ended June 30, 2001.

Other Income, Net

Other income, net increased to $3.5 million for the first half of 2002, a $1.8 million increase over the same period in 2001, primarily a result of an increase in equity in earnings of managing general agencies through which Trenwick America underwrites its specialty program insurance business.

Non-operating Income and Expenses

Net realized losses on investments, net of income taxes, were $1.0 million during the six months ended June 30, 2002, compared to net realized gains of $1.5 million for the six months ended June 30, 2001. The 2001 gains were the result of a repositioning of Trenwick America Corporation's debt securities portfolio from municipal securities to corporate securities in the first half of 2001.

Trenwick America adopted Statement of Financial Accounting Standard No. 142 effective January 1, 2002. The statement required that goodwill be tested for impairment under either market value or cash flow tests. Trenwick America conducted both market value and cash flow tests and, as a result, wrote off its goodwill as of January 1, 2002. This had the effect of increasing Trenwick America's net loss by $52.1 million and was recorded as a cumulative change in accounting principle.

Financings, Financing Capacity and Capitalization

Concurrent with the Trenwick/LaSalle business combination in September of 2000, Trenwick America and Trenwick Holdings Limited, Trenwick Group Ltd.'s U.S. and U.K. holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan. Trenwick America was the primary obligor with respect to the revolving credit facility, and Trenwick Holdings Limited is the primary obligor with respect to the letter of credit facility. Guarantees are provided by LaSalle Re Holdings Limited and Trenwick Group Ltd. with respect to both Trenwick America's and Trenwick Holdings Limited's obligations and additionally by Trenwick America with respect to Trenwick Holdings Limited's obligations. The credit agreement provides for a letter of credit facility which may only be used to support the Lloyd's syndicate participations of Trenwick Group Ltd.'s subsidiaries. The letter of credit facility is scheduled to expire in November 2002. In the event that Trenwick Group Ltd. is unable to renew the current letter of credit facility, obtain a replacement letter of credit facility, post sufficient collateral to support its Lloyd's underwriting activities or obtain an alternative form of Lloyd's capital support, it will be required to reduce or cease its underwriting activities at Lloyd's for the 2003 year of account.

The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick Group Ltd.'s minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth. As of June 30, 2002, Trenwick Group Ltd. was in compliance with the credit agreement covenants.

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

                   Time Period                    Minimum Tangible Net Worth
                   -----------                    --------------------------
     Through May 15, 2002                                $450,000,000
     From May 16, 2002 to August 14, 2002                $475,000,000
     From August 15, 2002 to November 14, 2002           $525,000,000
     From November 15, 2002 to March 30, 2002            $550,000,000
     Thereafter                                          $560,000,000

Trenwick Group Ltd.'s consolidated tangible net worth, as defined by the terms of the credit agreement was $493.3 million at June 30, 2002.

A previous amendment adjusted downward the minimum risk-based capital requirement for Trenwick America's subsidiary, Chartwell Insurance Company, from 300% to 225% through December 31, 2002. Thereafter, the minimum risk-based capital for Chartwell Insurance Company returns to 300%. The risk-based capital for Chartwell Insurance Company as of December 31, 2001 was 257%.

If Trenwick Group Ltd. is unable to meet the credit agreement's financial covenants, it may be required to collateralize the outstanding letters of credit issued under the credit agreement through additional financing, asset sales, subsidiary dividends or similar transactions.

The amendment increased the applicable margin on the interest paid by Trenwick Group Ltd. by 1% and added an additional .5% fee payable by Trenwick Group Ltd. in the event the letters of credit outstanding are not secured in accordance with the following schedule:

               Date                   Percentage of Outstanding Indebtedness
               ----                   --------------------------------------
        September 30, 2002                             40%
          June 30, 2002                                60%
          June 30, 2004                                80%

On June 17, 2002, Trenwick America repaid in full the outstanding $195 million in principal amount of term loan indebtedness under the credit facility. As of June 30, 2002, $230 million of letters of credit remain outstanding under the credit facility.

Trenwick Group Ltd.'s ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. Following Trenwick Group Ltd.'s claims and claims expense liability reserve increase in the second quarter of 2001 and the losses it sustained in the September 11th terrorist attacks, its senior debt ratings were downgraded by Standard & Poor's Corporation to BBB- and by Moody's Investors Service to Ba2. On August 2, 2002, Standard & Poor's Corporation further lowered Trenwick Group Ltd.'s senior debt ratings to BB. Trenwick Group Ltd.'s ability to refinance its outstanding debt obligations, as well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Should Trenwick Holdings Limited be unable to meet any letter of credit reimbursement obligations as they fall due, and such repayments are not refinanced, Trenwick America would become liable for such repayments under the terms of the guarantees. No liability for any such amounts has been reflected in Trenwick America's financial statements. Because Trenwick America, Trenwick Holdings Ltd. and Trenwick Group Ltd. are holding companies, their principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective operating subsidiaries. As a result of recent losses incurred by Trenwick Group Ltd.'s operating subsidiaries, their cash distribution capacities have been significantly reduced.

Catastrophe Equity Put

On September 27, 2000, Trenwick Group Ltd. assumed the benefits and obligations of LaSalle Re Holdings Limited under a $100 million catastrophe equity put option. The catastrophe put option was amended and restated as of January 1, 2001 and amended as of January 25, 2002. As amended, the catastrophe equity put enables Trenwick Group Ltd. to raise up to $55 million of equity, through the issue of convertible preferred shares to European Reinsurance Company of

Zurich ("European Re"), a subsidiary of Swiss Reinsurance Company, in the event there is a qualifying catastrophic event or events occurring prior to January 1, 2002. The preferred shares can be redeemed by Trenwick Group Ltd. at any time following their issuance. In addition, European Re can convert its preferred shares into common shares of Trenwick Group Ltd. at any time after they have been outstanding for five years or upon a change in control of Trenwick Group Ltd. or a decline in Trenwick Group Ltd.'s net worth below a specified level. Conversion is at the greater of the book value of Trenwick Group Ltd. at the date of conversion or the market value of the common shares based on the 30-day trading average prior to conversion. The annual net option premium for the catastrophe equity put has been charged to additional paid in capital.

As a result of the terrorist attacks of September 11, 2001, Trenwick Group Ltd. has incurred in excess of $140 million in catastrophe losses as defined under the option agreement and delivered notice of exercise of the catastrophe equity put on March 28, 2002.

On July 1, 2002, Trenwick Group Ltd. commenced an arbitration proceeding seeking $55 million in damages and other relief against European Re. The claims arise out of European Re's failure to meet its obligations under the catastrophe equity put. European Re has named an arbitrator and Trenwick Group Ltd. is required to name an arbitrator on or before August 30, 2002.

Deferred Income Taxes

Trenwick America recorded as an asset as of June 30, 2002 of $66.1 million of net deferred income taxes. The net deferred income taxes represent the expected future tax benefit of losses previously incurred by Trenwick America's United States operations. The future tax benefit in the United States must be used on or before 2021. In order to maintain its net deferred income taxes as an asset, Trenwick America is required to determine that it is more likely than not that it will be able to realize the future tax benefit of its previously incurred losses in the United States. In making this determination, Trenwick America is required to make estimates as to its future income. Such estimates may be adversely affected by market conditions, changes in financial strength ratings, as determined by nationally recognized security ratings organizations, for Trenwick America's operating subsidiaries or Trenwick America's ability to secure sufficient funding to support its underwriting operations. If Trenwick America's estimates of future income in the United States were to be revised and it became more likely than not that Trenwick America would not be able to realize the future tax benefit of its previously incurred losses, the effect on Trenwick America's results of operations could be significant. See also Note 4 of Notes to the Unaudited Consolidated Financial Statements.

Accounting Standards

Effective January 1, 2002, Trenwick America adopted a new Financial Accounting Standards Board statement which amended the accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and required that goodwill be tested for impairment under either market value or cash flow tests. Trenwick America conducted both market value and cash flow tests and, as a result, recorded a $52.1 million write off of goodwill as a cumulative effect of an accounting change as of January 1, 2002.

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

- The ability of Trenwick America to execute its strategies in its property/casualty operations;

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

-     Changes in Trenwick America's capital needs;

- The ability of Trenwick America to refinance or repay its outstanding indebtedness; and

- Changes in the financial strength ratings assigned to Trenwick America and its operating subsidiaries.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 1, 2002, Trenwick Group Ltd., Trenwick America's ultimate parent company, commenced an arbitration proceeding seeking $55 million in damages and other relief against European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company. The claims arise out of European Re's failure to meet its obligations under a catastrophe equity put agreement, which entitled Trenwick Group Ltd. to raise up to $55 million of equity through the issuance of convertible preferred shares to European Re in the event there is a qualifying catastrophic event or events occurring prior to January 1, 2002. The terrorist attacks of September 11, 2001 constituted a qualifying catastrophic event and Trenwick Group Ltd. delivered notice of exercise of the catastrophe equity put on March 28, 2002. Since commencement of the arbitration, European Re has named its arbitrator. Trenwick Group Ltd. is required to name its arbitrator by August 30, 2002.

In addition, Trenwick America is party to various legal proceedings generally arising in the normal course of its business. Trenwick America does not believe that the eventual outcome of any such proceeding will have a material effect on its financial condition or business. Trenwick America's subsidiaries are regularly engaged in the investigation and the defense of claims arising out of the conduct of their business. Pursuant to Trenwick America's insurance and reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and reports on Form 8-K

      (a)   Exhibits

            99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarter ended June 30, 2002:

       Date of Report                         Item Reported
       --------------                         -------------
       May 16, 2002              Sale of the business of LaSalle Re Limited
                                 to Endurance Specialty Insurance Ltd.

       June 17, 2002             Repayment by Trenwick of $195 million
                                 principal amounts of outstanding term loans under its bank credit facility.

       July 1, 2002              Commencement of arbitration against
                                 European Reinsurance Company of Zurich
                                 related to Catastrophe Equity Securities
                                 Issuance Option Agreement

                          Trenwick America Corporation
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2002               /s/  Stephen H. Binet
                                    -----------------------------------
                                    Name: Stephen H. Binet
                                    Title: President and
                                           Chief Executive Officer


Date: August 14, 2002               /s/ Alan L. Hunte
                                    -----------------------------------
                                    Name: Alan L. Hunte
                                    Title: Executive Vice President and
                                           Chief Financial Officer