Form 10-Q
period 2002-09-30
TRENWICK AMERICA CORP
filed 2002-11-15
CIK 1127783

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the quarterly period ended September 30, 2002.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                Shares Outstanding
 Description of Class                           as of November 13, 2002
 -----------------------------                  -----------------------
 Common Stock - $1.00 par value                            100

                          TRENWICK AMERICA CORPORATION
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

ITEM 1. Unaudited Consolidated Financial Statements
        Consolidated Balance Sheet
        September 30, 2002 and December 31, 2001 ........................    1

        Consolidated Statement of Operations, Comprehensive Income and
        Changes in Common Stockholder's Equity
        Three and Nine Months Ended September 30, 2002 and 2001 .........    2

        Consolidated Statement of Cash Flows
        Three and Nine Months Ended September 30, 2002 and 2001 .........    3

        Notes to Unaudited Consolidated Financial Statements ............    4

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .......................................   10

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk ......   26

ITEM 4. Controls and Procedures .........................................   26

                           PART II - OTHER INFORMATION

ITEM 1. Legal proceedings ...............................................   27

ITEM 2. Changes in Securities and Use of Proceeds .......................   27

ITEM 3. Defaults Upon Senior Securities .................................   27

ITEM 4. Submission of Matters to a Vote of Security Holders .............   28

ITEM 5. Other Information ...............................................   28

ITEM 6. Exhibits and Reports on Form 8-K ................................   28

Signatures ..............................................................   30

                          Trenwick America Corporation
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars)
                    September 30, 2002 and December 31, 2001

                                                                       (Unaudited)
                                                                          2002          2001
                                                                       ----------    ----------
ASSETS

Debt securities available for sale, at fair value                      $1,084,764    $1,054,518
Equity securities, at fair value                                           24,752        24,164
Cash and cash equivalents                                                 133,396       128,522
Accrued investment income                                                  12,442        12,685
Premiums receivable                                                       198,581       159,721
Reinsurance recoverable balances, net                                     631,509       544,202
Prepaid reinsurance premiums                                              105,696        83,980
Deferred policy acquisition costs                                          61,510        45,403
Due from parents and affiliates                                            84,963        68,260
Net deferred income taxes                                                      --        65,757
Goodwill                                                                       --        52,119
Other assets                                                              127,596        89,774
                                                                       ----------    ----------
Total assets                                                           $2,465,209    $2,329,105
                                                                       ==========    ==========
LIABILITIES
Unpaid claims and claims expenses                                      $1,589,022    $1,412,104
Unearned premium income                                                   330,306       239,004
Reinsurance balances payable                                               49,948        42,424
Indebtedness                                                               88,524       288,878
Due to affiliates                                                          49,165        50,434
Other liabilities                                                          60,508        33,939
                                                                       ----------    ----------
Total liabilities                                                       2,167,473     2,066,783
                                                                       ----------    ----------
MINORITY INTEREST
Mandatorily redeemable preferred capital securities of
  subsidiary trust holding solely junior subordinated
  debentures of Trenwick America Corporation                               87,017        86,973
                                                                       ----------    ----------
COMMON STOCKHOLDER'S EQUITY
Common stock and additional paid in capital                               298,877        99,353
Retained earnings (accumulated deficit)                                  (126,787)       57,104
Accumulated other comprehensive income                                     38,629        18,892
                                                                       ----------    ----------
Total common stockholder's equity                                         210,719       175,349
                                                                       ----------    ----------
Total liabilities, minority interest and common stockholder's equity   $2,465,209    $2,329,105
                                                                       ==========    ==========

The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
         Consolidated Statement of Operations, Comprehensive Income and
               Changes in Common Stockholder's Equity (Unaudited)
            (Amounts expressed in thousands of United States dollars)
             Three and Nine Months Ended September 30, 2002 and 2001

                                                           Three Months              Nine Months
                                                      -----------  ---------    ----------------------
                                                         2002         2001         2002         2001
                                                      ---------    ---------    ---------    ---------
REVENUES
Net premiums earned                                   $ 132,523    $  94,574    $ 350,372    $ 255,710
Net investment income                                    13,363       16,005       42,695       51,765
Net realized investment losses                           (3,329)      (4,189)      (4,851)      (1,833)
Other income                                              1,320        1,059        4,782        2,677
                                                      ---------    ---------    ---------    ---------
Total revenues                                          143,877      107,449      392,998      308,319
                                                      ---------    ---------    ---------    ---------

EXPENSES
Claims and claims expenses incurred                     150,560       69,251      330,850      197,517
Policy acquisition costs                                 38,005       33,914      104,338       84,617
Underwriting expenses                                     5,826        5,285       15,585       13,663
General and administrative expenses                         708          965        2,129        2,625
Interest expense and subsidiary preferred
share dividends                                           5,098        8,057       19,888       24,230
Foreign currency losses                                   2,373          965        3,705        1,948
                                                      ---------    ---------    ---------    ---------
Total expenses                                          202,570      118,437      476,495      324,600
                                                      ---------    ---------    ---------    ---------

Loss before income taxes and cumulative effect of
   change in accounting principle                       (58,693)     (10,988)     (83,497)     (16,281)
Applicable income taxes (benefit)                        56,954       (3,919)      48,274       (8,696)
                                                      ---------    ---------    ---------    ---------
Loss before cumulative effect of change in
   accounting principle                                (115,647)      (7,069)    (131,771)      (7,585)
Cumulative effect of change in accounting principle          --           --      (52,119)          --
                                                      ---------    ---------    ---------    ---------
Net loss                                              $(115,647)   $  (7,069)   $(183,890)   $  (7,585)
                                                      =========    =========    =========    =========
COMPREHENSIVE INCOME (LOSS):
Net loss                                              $(115,647)   $  (7,069)   $(183,890)   $  (7,585)
                                                      ---------    ---------    ---------    ---------
Other comprehensive income (loss):
  Net unrealized investment gains                        10,229       15,898       19,706       18,555
  Foreign currency translation adjustments                 (559)         597           31         (938)
                                                      ---------    ---------    ---------    ---------
  Total other comprehensive income                        9,670       16,495       19,737       17,617
                                                      ---------    ---------    ---------    ---------
Comprehensive income (loss)                           $(105,977)   $   9,426    $(164,153)   $  10,032
                                                      =========    =========    =========    =========
CHANGES IN COMMON
  STOCKHOLDER'S EQUITY:
Common stockholder's equity, beginning of period      $ 316,696    $ 187,396    $ 175,349    $ 200,907
Net capital transactions with affiliates                              (1,377)     199,523      (13,486)
Adjustments to paid in capital related to
   Trenwick/LaSalle business combination                                                        (2,008)
Comprehensive income (loss)                            (105,977)       9,426     (164,153)      10,032
                                                      ---------    ---------    ---------    ---------
Common stockholder's equity, end of period            $ 210,719    $ 195,445    $ 210,719    $ 195,445
                                                      =========    =========    =========    =========

The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
                Consolidated Statement of Cash Flows (Unaudited)
            (Amounts expressed in thousands of United States dollars)
             Three and Nine Months Ended September 30, 2002 and 2001

                                                       Three Months                Nine Months
                                                 ------------------------    ------------------------
                                                    2002          2001          2002          2001
                                                 ----------    ----------    ----------    ----------
CASH FROM (FOR) OPERATING  ACTIVITIES            $   29,570    $    7,812    $   15,240    $  (37,854)
                                                 ----------    ----------    ----------    ----------

INVESTING ACTIVITIES:
Purchases of debt securities                       (110,004)     (123,196)     (239,117)     (541,035)
Sales of debt securities                             46,541       112,734       136,752       456,452
Maturities of debt securities                        44,616         5,945       107,001        25,478
Purchases of equity securities                          (83)          (83)          (83)       (1,345)
Sales of equity securities                               --         4,717            --        85,798
Effect of exchange rate translation on cash            (126)           13          (318)         (191)
Additions to premises and equipment                    (439)       (1,928)       (3,611)       (2,618)
                                                 ----------    ----------    ----------    ----------
Cash (for) from investing activities                (19,495)       (1,798)          624        22,539
                                                 ----------    ----------    ----------    ----------
FINANCING ACTIVITIES:
Issuance (repayment) of indebtedness                     --            --      (197,841)       14,000
Indebtedness issuance costs paid                         --            --           (88)           --
Loans to affiliates                                  (2,400)       (5,158)      (12,584)      (26,220)
Capital contributions received                           --            --       199,523         5,099
                                                 ----------    ----------    ----------    ----------
Cash for financing activities                        (2,400)       (5,158)      (10,990)       (7,121)
                                                 ----------    ----------    ----------    ----------
Change in cash and cash equivalents                   7,675           856         4,874       (22,436)
Cash and cash equivalents, beginning of period      125,721       110,103       128,522       133,395
                                                 ----------    ----------    ----------    ----------
Cash and cash equivalents, end of period         $  133,396    $  110,959    $  133,396    $  110,959
                                                 ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these statements.

                          TRENWICK AMERICA CORPORATION

              Notes to Unaudited Consolidated Financial Statements
  (Amounts expressed in thousands of United States dollars except share data)
             Three and Nine Months Ended September 30, 2002 and 2001

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

Trenwick Group Ltd.'s management recently initiated an in-depth review of Trenwick America's reserving practices, which is expected to be completed in the fourth quarter of the current fiscal year. Management notes that Trenwick America currently has no information that the current reserve review will result in any material adjustments to Trenwick America's loss reserves. If the current reserve review were to reveal any material adjustments necessary to Trenwick America's loss reserves, Trenwick America would promptly disclose such adjustments.

Note 2 Segment Information

Trenwick America conducted its specialty insurance and reinsurance business in the following two business segments through the first nine months of 2002:

      - United States treaty reinsurance written principally through Trenwick America Reinsurance Corporation.

      - United States specialty program insurance, written principally through The Insurance Corporation of New York.

On October 30, 2002, Trenwick America announced that it would cease underwriting its specialty program insurance business effective immediately.

The following tables present business segment financial information for Trenwick America at September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001:

Total assets:                                         2002               2001
                                                   ----------         ----------
Treaty reinsurance                                 $1,696,911         $1,640,154
Specialty program insurance                           723,011            579,254
Unallocated                                            45,287            109,697
                                                   ----------         ----------
Total assets                                       $2,465,209         $2,329,105
                                                   ==========         ==========

                                            Three Months               Nine Months
                                       -----------------------   -----------------------
                                          2002         2001         2002         2001
                                       ----------   ----------   ----------   ----------
Total revenues:
Treaty reinsurance                     $  104,683   $   82,135   $  287,773   $  235,350
Specialty program insurance                39,086       24,942      104,872       67,665
Unallocated                                   108          372          353        5,304
                                       ----------   ----------   ----------   ----------
Total revenues                         $  143,877   $  107,449   $  392,998   $  308,319
                                       ==========   ==========   ==========   ==========


                                            Three Months               Nine Months
                                       -----------------------   -----------------------
                                          2002         2001         2002         2001
                                       ----------   ----------   ----------   ----------
Net loss:
Treaty reinsurance                     $  (78,212)  $   (3,163)  $  (90,070)  $   11,088
Specialty program insurance               (12,442)       1,872       (4,800)      (4,638)
Unallocated interest expense and
  subsidiary preferred share
  dividends                                (5,050)      (7,925)     (19,679)     (23,892)
Other unallocated                         (19,943)       2,147      (17,222)       9,857
Change in accounting principle                 --           --      (52,119)          --
                                       ----------   ----------   ----------   ----------
Net loss                               $ (115,647)  $   (7,069)  $ (183,890)  $   (7,585)
                                       ==========   ==========   ==========   ==========

Transactions between operating segments have been eliminated in consolidation.

Note 3 Underwriting Activities

The components of premiums written and earned for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                            Three Months               Nine Months
                                       -----------------------   -----------------------
                                          2002         2001         2002         2001
                                       ----------   ----------   ----------   ----------
Assumed premiums written               $  102,935   $   80,591   $  305,984   $  242,699
Direct premiums written                   108,970       78,514      309,093      222,003
                                       ----------   ----------   ----------   ----------
Gross premiums written                    211,905      159,105      615,077      464,702
Ceded premiums written                    (56,688)     (50,688)    (195,488)    (160,562)
                                       ----------   ----------   ----------   ----------
Net premiums written                   $  155,217   $  108,417   $  419,589   $  304,140
                                       ==========   ==========   ==========   ==========

Assumed premiums earned                $  101,406   $   75,880   $  275,767   $  215,104
Direct premiums earned                     90,534       66,582      247,664      176,994
                                       ----------   ----------   ----------   ----------
Gross premiums earned                     191,940      142,462      523,431      392,098
Ceded premiums earned                     (59,417)     (47,888)    (173,059)    (136,388)
                                       ----------   ----------   ----------   ----------
Net premiums earned                    $  132,523   $   94,574   $  350,372   $  255,710
                                       ==========   ==========   ==========   ==========

Note 4 Income Taxation

Trenwick America incurred financial accounting losses in 1999 through 2001. Additionally, Trenwick America's results during the first nine months of 2002 were less favorable than anticipated at the beginning of the year. In the absence of specific favorable factors, application of FASB Statement No. 109, and its subsequent interpretations require a 100% valuation allowance for any deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, in the third quarter of 2002, a 100% valuation allowance for the U.S. deferred tax asset was recorded, increasing our non-cash provision for income taxes and net loss for the third quarter of 2002 by $57.0 million.

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

The following table presents the pro forma effect on net loss for the three and nine months ended September 30, 2001 had this accounting standard been effective January 1, 2001 as compared to net loss for the three and nine months ended September 30, 2002.

                                            Three Months               Nine Months
                                       -----------------------   -----------------------
                                          2002         2001         2002         2001
                                       ----------   ----------   ----------   ----------
Reported net loss                      $ (115,647)  $   (7,069)  $ (183,890)  $   (7,585)
     Add back: goodwill amortization           --         (323)          --         (969)
     Cumulative effect of change
       in accounting for goodwill              --           --      (52,119)          --
                                       ----------   ----------   ----------   ----------
Adjusted net loss                      $ (115,647)  $   (6,746)  $ (131,771)  $   (6,616)
                                       ==========   ==========   ==========   ==========

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


Concurrent with the Trenwick/LaSalle business combination in September of 2000, Trenwick America and Trenwick Holdings Limited, Trenwick Group Ltd.'s U.K. holding company, entered into an amended and restated $490,000 credit agreement with various lending institutions. The credit agreement consisted of both a $260,000 revolving credit facility and a $230,000 letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid on June 17, 2002. The letter of credit facility may only be used to support the Lloyd's syndicate participations of Trenwick Group Ltd.'s subsidiaries. As of September 30, 2002, $226,000 of letters of credit remain outstanding under the credit facility. The letter of credit facility must be renewed November 22, 2002 in order for Trenwick to continue to utilize the letters of credit now outstanding to support underwriting at Lloyd's in 2003. In the event that Trenwick Group Ltd. is unable to renew the current letter of credit facility, obtain a replacement letter of credit facility, post sufficient collateral to support its Lloyd's underwriting activities or obtain an alternative form of Lloyd's capital support, it will be required to reduce or cease its underwriting activities at Lloyd's for the 2003 year of account.

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

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick Group Ltd.'s operating subsidiaries below A-. The lowered A.M. Best Company ratings constitute an event of default under the credit facility. In addition, the increase in loss reserves and the establishment of a deferred tax asset reserve at Trenwick America in the third quarter of 2002 resulted in Trenwick Group Ltd. violating the financial covenants requiring Trenwick Group Ltd. to maintain a minimum tangible net worth of $525,000 and minimum risk-based capital on November 14, 2002. If Trenwick is unable to remedy the financial covenant violations within 30 days, a second event of default shall have occurred under the credit facility.

On November 13, 2002, Trenwick, its subsidiaries and financial institutions holding a majority of the outstanding letters of credit under the credit facility executed a forbearance agreement with respect to the events of default arising from Trenwick's lowered A.M. Best Company ratings and financial covenant violations. In the forbearance agreement, the letter of credit providers agreed to refrain from enforcing their rights or remedies under the credit facility until November 22, 2002, or earlier if there is another default under the credit facility or the forbearance agreement, a third party exercises any right of action against Trenwick for a debt in excess of $5,000 or other material obligation or Trenwick takes an action which the letter of credit providers reasonably consider to be materially adverse to their interests. In consideration for the forbearance of the letter of credit providers, Trenwick agreed, among other things, to refrain from making certain payments or distributions and to facilitate a meeting of the letter of credit providers and Lloyd's.

During the terms of the forbearance agreement and thereafter, unless there is a waiver of the event of default and potential event of default under the credit facility, under the terms of its guaranty Trenwick Group Ltd. is prohibited from declaring or paying any dividends on the outstanding common and preferred shares of Trenwick Group Ltd. and its subsidiaries. In addition, Trenwick Group Ltd. is not allowed to redeem or repurchase its capital stock so long as the event of default under the credit facility continues.

The event of default under the credit facility also permits the letter of credit providers to demand that the $226,000 outstanding letters of credit be secured with an equal amount of cash upon expiration of the forbearance agreement. At this time, Trenwick Group Ltd. does not have sufficient available liquidity to provide the necessary cash collateral if the letter of credit providers demand it.

The continuation of an event of default under the credit facility, the restrictions on Trenwick Group Ltd.'s ability to pay dividends to preferred and common shareholders and the potential demand for cash collateral by the letter of credit providers may cause additional events of default to occur under the instruments governing the outstanding indebtedness and preferred shares of Trenwick Group Ltd. and its subsidiaries.

Trenwick Group Ltd.'s ability to refinance its existing letter of credit obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. During the past year, Trenwick Group Ltd.'s senior debt and preferred share ratings have been downgraded significantly by Standard & Poor's Corporation and by Moody's Investors Service. At this time, Trenwick Group Ltd.s senior debt rating from Standard & Poor's Corporation is CCC+ and from Moody's Investor Service is B3. Trenwick Group Ltd.'s ability to refinance its outstanding letter of credit obligations, as well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Should Trenwick Group Ltd.'s subsidiaries be unable to meet any letter of credit reimbursement obligations as they fall due, and such repayments are not refinanced, Trenwick Group Ltd. would become liable for such repayments under the terms of guarantees under the credit agreement. No liability for any such amounts has been reflected in Trenwick Group Ltd.'s financial statements. Because Trenwick America, Trenwick Holdings Limited and Trenwick Group Ltd. are holding companies, their principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective operating subsidiaries. As a result of recent losses incurred by Trenwick Group Ltd.'s operating subsidiaries, their cash distribution capacities have been significantly reduced.

Trenwick Group Ltd. is currently in discussion with the letter of credit providers regarding the current and potential future events of default and letter of credit financing for Trenwick Group Ltd.'s participation at Lloyd's for the 2003 underwriting year. If the current and potential future events of default are not waived, the letters of credit are not renewed for the 2003 Lloyd's underwriting year or the letter of credit providers demand cash collateral, there is substantial doubt as to Trenwick Group Ltd.'s ability to continue underwriting at Lloyd's or continue as a going concern. Trenwick Group Ltd. and/or one or more of its subsidiaries, including Trenwick America, may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States.

Note 7 Related Party Transaction

On August 27, 2002, Trenwick Group Ltd. entered into a consulting agreement with
W. Marston Becker, the Vice Chairman of Trenwick Group Ltd.'s Board of Directors, who assumed the position of Trenwick Group Ltd.'s Acting Chairman and Acting Chief Executive Officer. In consideration for such services, Trenwick agreed to pay Mr. Becker a consulting fee of $50 per month. The consulting agreement can be terminated by mutual agreement or upon 30 days prior written notice by either party. Trenwick Group Ltd. incurred consulting fees of approximately $75 during the quarter ended September 30, 2002 related to this consulting agreement.

Note 8 Subsequent Event

On October 25, 2002, Trenwick America Reinsurance Corporation ("Trenwick America Reinsurance") entered into an underwriting facility with Chubb Re, Inc. The underwriting facility permits Trenwick America Reinsurance to underwrite up to $400,000 of U.S. reinsurance business on behalf of Chubb Re, Inc. in the remainder of 2002 and 2003. Chubb Re, Inc. retains final underwriting authority and claims authority with respect to all business generated through the underwriting facility.

Chubb Re, Inc. will receive one-third and Trenwick America Reinsurance will receive two-thirds of the profits generated by the underwriting facility. Chubb Re, Inc. will receive a 5% fronting fee on two-thirds of the business underwritten through the underwriting facility. In addition, Trenwick will reinsure Chubb Re, Inc. for 100% of the losses incurred under the underwriting facility in excess of the premiums collected and investment income earned in the underwriting facility. To secure its reinsurance obligations to Chubb Re, Inc., Trenwick America Reinsurance has posted a $50,000 security deposit with Chubb Re, Inc. and all premiums collected from the facility shall be paid to Chubb Re, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting the results of operations of Trenwick America Corporation ("Trenwick America") for the three and nine months ended September 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick America contained in this filing as well as in conjunction with the Annual Report on Form 10-K of Trenwick America for the year ended December 31, 2001, including the audited financial statements and notes thereto as well as the discussions of critical accounting policies and quantitative and qualitative disclosure about market risk.

Overview

Trenwick America is a Delaware holding company headquartered in Stamford, Connecticut whose principal subsidiaries underwrite specialty insurance and reinsurance.

For the nine months ended September 30, 2002, Trenwick America operated through the following two principal operating platforms:

- Trenwick America Reinsurance Corporation underwrote treaty reinsurance on United States property and casualty risks, including United States reinsurance business previously written by Chartwell Re Corporation subsidiaries; and

- Canterbury Financial Group Inc. underwrote specialty program insurance through its operating subsidiaries, The Insurance Corporation of New York, Dakota Specialty Insurance Company and Chartwell Insurance Company.

On October 30, 2002, Trenwick America announced that it would cease underwriting its U.S. specialty program insurance business effective immediately.

On October 25, 2002, Trenwick America Reinsurance Corporation entered into an underwriting facility with Chubb Re, Inc. The underwriting facility permits Trenwick America Reinsurance to underwrite up to $400 million of U.S. reinsurance business on behalf of Chubb Re, Inc. in the remainder of 2002 and 2003. Chubb Re, Inc. retains final underwriting authority and claims authority with respect to all business generated through the underwriting facility.

Chubb Re, Inc. will receive one-third and Trenwick America Reinsurance will receive two-thirds of the profits generated by the underwriting facility. Chubb Re, Inc. will receive a 5% fronting fee on two-thirds of the business underwritten through the underwriting facility. In addition, Trenwick America Reinsurance will reinsure Chubb Re, Inc. for 100% of the losses incurred under the underwriting facility in excess of the premiums collected and investment income earned in the underwriting facility. To secure its reinsurance obligations to Chubb Re, Inc., Trenwick America Reinsurance has posted a $50 million security deposit with Chubb Re, Inc. and all premiums collected from the facility shall be paid to Chubb Re, Inc.

Trenwick America's subsidiaries have been assigned the following ratings by Standard and Poor's and A.M. Best:

                                                Standard & Poor's    A.M. Best
                                                -----------------    ---------

Trenwick America Reinsurance Corporation               BB-               B-

Canterbury Financial Group:
   The Insurance Corporation of New York               BB-               B-
   Dakota Specialty Insurance Company                  BB-               B-
   Chartwell Insurance Company                         B+                C++

These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Trenwick Group Ltd.'s management recently initiated an in-depth review of Trenwick America's reserving practices, which is expected to be completed in the fourth quarter of the current fiscal year. Management notes that Trenwick America currently has no information that the current reserve review will result in any material adjustments to Trenwick America's loss reserves. If the current reserve review were to reveal any material adjustments necessary to Trenwick America's loss reserves, Trenwick America would promptly disclose such adjustments.

Results of Operations - Three Months Ended September 30, 2002 and 2001

                                               2002        2001        Change
                                            ---------    --------    ---------
                                                      (in thousands)

Underwriting loss                           $ (61,868)   $(13,876)   $ (47,992)
Net investment income                          13,363      16,005       (2,642)
Interest expense and subsidiary preferred
   share dividends                             (5,098)     (8,057)       2,959
General and administrative expenses              (708)       (965)         257
Foreign currency losses                        (2,373)       (965)      (1,408)
Other income, net                               1,320       1,059          261
                                            ---------    --------    ---------
Pre-tax operating loss                        (55,364)     (6,799)     (48,565)
Applicable income taxes (benefit)              58,119      (2,453)      60,572
                                            ---------    --------    ---------
Operating loss                               (113,483)     (4,346)    (109,137)
Net realized investment losses,
   net of income taxes                         (2,164)     (2,723)         559
                                            ---------    --------    ---------
Net loss                                    $(115,647)   $ (7,069)   $(108,578)
                                            =========    ========    =========

Trenwick America recorded an operating loss of $113.4 million in the three months ended September 30, 2002 compared to an operating loss of $4.3 million in the three months ended September 30, 2001. Trenwick America's operating loss for the third quarter of 2002 resulted principally from $70.3 million of loss reserve increases recorded in Trenwick America's operating subsidiaries, combined with Trenwick America's recording of a full valuation reserve on its net deferred tax asset in the third quarter of 2002. This valuation reserve was recorded when Trenwick America determined that its cumulative financial accounting losses do not currently support a position that Trenwick America will be able to realize the tax benefits of past losses in the future.

Underwriting loss

Trenwick America produced an underwriting loss of $61.9 million in the third quarter of 2002 compared to an underwriting loss of $13.9 million in the third quarter of 2001. Details of underwriting income and loss are produced below:

                                                    2002           2001          Change
                                                 ----------     ----------     ----------
                                                              (in thousands)
Net premiums earned                              $  132,523     $   94,574     $   37,949
                                                 ----------     ----------     ----------

Claims and claims expenses incurred                 150,560         69,251         81,309
Acquisition costs and underwriting expenses          43,831         39,199          4,632
                                                 ----------     ----------     ----------
Total expenses                                      194,391        108,450         85,941
                                                 ----------     ----------     ----------
Net underwriting loss                            $  (61,868)    $  (13,876)    $  (47,992)
                                                 ==========     ==========     ==========

Loss ratio                                            113.6%          73.2%          40.4%
Underwriting expense ratio                             33.1%          41.4%          (8.3)%
Combined ratio                                        146.7%         114.6%          32.1%

The underwriting loss of $61.9 million in the third quarter of 2002 represented a $48.0 million greater loss compared to the same period in 2001. The increase in the underwriting loss can be attributed to deterioration in loss reserves, predominantly for accident years 1997 through 2000.

The increase in the combined ratio in the third quarter of 2002 compared to the third quarter of 2001 is attributed to the third quarter 2002 adverse development described above.

Premiums written

Gross premiums written for 2002 were $211.9 million compared to $159.1 million for the three months ended September 30, 2001, an increase of $52.8 million or 33.2%. Details of gross premiums written are provided below:

                                                    2002           2001          Change
                                                 ----------     ----------     ----------
                                                              (in thousands)
Treaty reinsurance                               $  101,267     $   80,591     $   20,676
Specialty program insurance                         110,638         78,514         32,124
                                                 ----------     ----------     ----------
Gross premiums written                           $  211,905     $  159,105     $   52,800
                                                 ==========     ==========     ==========

Treaty reinsurance increased $20.7 million from the third quarter of 2001 primarily due to increasing rates on renewal treaties. Specialty program insurance gross premiums written increased due to the addition of new programs in 2002 as well as to rate increases on new and renewal policies attributed to improving market conditions.

Premiums earned

                                                    2002           2001          Change
                                                 ----------     ----------     ----------
                                                              (in thousands)
Gross premiums written                           $  211,905     $  159,105     $   52,800
Change in gross unearned premiums                   (19,965)       (16,643)        (3,322)
                                                 ----------     ----------     ----------
Gross premiums earned                               191,940        142,462         49,478
                                                 ----------     ----------     ----------

Gross premiums ceded                                (56,688)       (50,688)        (6,000)
Change in ceded unearned premiums                    (2,729)         2,800         (5,529)
                                                 ----------     ----------     ----------
Ceded premiums earned                               (59,417)       (47,888)       (11,529)
                                                 ----------     ----------     ----------
Net premiums earned                              $  132,523     $   94,574     $   37,949
                                                 ==========     ==========     ==========

Gross premiums ceded for the three months ended September 30, 2002 were $56.7 million compared to $50.7 million for the same period in 2001. The increase in gross premiums ceded of $6.0 million was commensurate with the increase in gross premiums written.

Net premiums earned for the three months ended September 30, 2002 were $132.5 million compared to $94.6 million for the same period in 2001. The increase in net premiums earned is attributable to the increase in premiums written and rate increases as noted above.

Claims and claims expenses

Claims and claims expenses for the three months ended September 30, 2002 were $150.6 million, an increase of $81.3 million compared to claims and claims expenses of $69.3 million for the same period in 2001. The increase in claims and claims expenses in 2002 includes loss reserve increases recorded in Trenwick America's treaty reinsurance and specialty insurance segments of $59.8 million and $10.5 million, respectively which emanated from reported loss activity with related increases in incurred but not reported reserves, predominantly for accident years 1997 through 2000.

Underwriting expenses

                                      2002           2001          Change
                                   ----------     ----------     ----------
                                                (in thousands)
Policy acquisition costs           $   38,005     $   33,914     $    4,091
Underwriting expenses                   5,826          5,285            541
                                   ----------     ----------     ----------
Total underwriting expenses        $   43,831     $   39,199     $    4,632
                                   ==========     ==========     ==========

Underwriting expense ratio               33.1%          41.4%          (8.3)%
                                   ==========     ==========     ==========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for 2002 increased by $4.6 million compared to underwriting expenses for the three months ended September 30, 2001. The increase was mainly attributable to the increases in premiums written in 2002. Underwriting expenses for the three months ended September 30, 2002 as a percentage of earned premium was 4.4%, a decrease of 1.2% from 5.6% for the same period in 2001. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, were 33.1% for the three months ended September 30, 2002 a decrease of 8.3% from 41.4% for the same period in 2001. The decrease in the underwriting expense ratio resulted principally from the increase in premiums during 2002.

Net Investment Income

                                          2002            2001         Change
                                      -----------     -----------     --------
                                                     (in thousands)
Average invested assets               $ 1,173,592     $ 1,187,828     $(14,236)
Average annualized yields                    5.57%           6.56%       (0.99)%

Investment income                     $    16,352     $    19,490     $ (3,138)
Investment expenses:
 Interest expense on funds withheld        (2,257)         (2,851)         594
 Other                                       (732)           (634)         (98)
                                      -----------     -----------     --------
Net investment income                 $    13,363     $    16,005     $ (2,642)
                                      ===========     ===========     ========

Net investment income for the three months ended September 30, 2002 was $13.4 million compared to $16.0 million for the same period in 2001. The decrease in net investment income in 2002 is the result of an overall decline in fixed income market yields during 2002, offset in part by a decrease in interest expense on funds withheld.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends were $5.1 million for 2002, a decrease of $3.0 million from the same period in 2001. The decrease in interest expense in 2002 was primarily the result of the repayment of Trenwick America's term loan facility in the second quarter of 2002.

General and administrative expenses

General and administrative expenses were $0.7 million for the third quarter of 2002, a relatively unchanged decrease from $1.0 million for the same period in 2001.

Foreign Currency Losses

Trenwick America recorded foreign currency losses of $2.4 million for the three months ended September 30, 2002 compared to foreign currency losses of $1.0 million for the same period in 2001, primarily due to the increase in the value of the British pound relative to the U.S. dollar.

Other Income, Net

Other income, net increased to $1.3 million for the third quarter of 2002, a $0.2 million increase over the same period in 2001, primarily a result of an increase in equity in earnings of managing general agencies through which Trenwick America underwrites its specialty program insurance business.

Non-operating Income and Expenses

Net realized losses on investments, net of income taxes, were $2.2 million during the three months ended September 30, 2002, relatively unchanged from net realized losses of $2.7 million for the three months ended September 30, 2001.

Results of Operations - Nine Months Ended September 30, 2002 and 2001

                                                         2002         2001       Change
                                                      ---------    ---------    ---------
                                                                 (in thousands)
Underwriting loss                                     $(100,401)   $ (40,087)   $ (60,314)
Net investment income                                    42,695       51,765       (9,070)
Interest expense and subsidiary
   preferred share dividends                            (19,888)     (24,230)       4,342
General and administrative expenses                      (2,129)      (2,625)         496
Foreign currency losses                                  (3,705)      (1,948)      (1,757)
Other income, net                                         4,782        2,677        2,105
                                                      ---------    ---------    ---------
Pre-tax operating loss                                  (78,646)     (14,448)     (64,198)
Applicable income taxes (benefit)                        49,972       (8,054)      58,026
                                                      ---------    ---------    ---------
Operating loss                                         (128,618)      (6,394)    (122,224)
Net realized investment losses,
  net of income taxes                                    (3,153)      (1,191)      (1,962)
Cumulative effect of change in accounting principle     (52,119)          --      (52,119)
                                                      ---------    ---------    ---------
Net loss                                              $(183,890)   $  (7,585)   $(176,305)
                                                      =========    =========    =========

Trenwick America recorded an operating loss of $128.6 million for the nine months ended September 30, 2002 compared to an operating loss of $6.4 million recorded in the nine months ended September 30, 2001. Trenwick America's operating loss for the first nine months of 2002 resulted principally from $99.6 million of loss reserve increases recorded in Trenwick America's operating subsidiaries, combined with $20.3 million of losses incurred under Trenwick America Reinsurance Corporation's stop loss reinsurance agreement with its U.K. affiliate, Trenwick International Limited. Lastly, $57.0 million of Trenwick America's operating loss resulted from the recording of a full valuation reserve on its net deferred tax asset in the third quarter of 2002. This valuation reserve was recorded when Trenwick America determined that its cumulative financial accounting losses do not currently support a position that Trenwick America will be able to realize the tax benefits of past losses in the future.

Underwriting loss

Trenwick America produced an underwriting loss of $100.4 million in the first nine months of 2002 compared to an underwriting loss of $40.1 million in the first nine months of 2001. Details of underwriting income and loss follow:

                                                2002          2001         Change
                                              ---------     ---------     ---------
                                                          (in thousands)
Net premiums earned                           $ 350,372     $ 255,710     $  94,662
                                              ---------     ---------     ---------
Claims and claims expenses incurred             330,850       197,517       133,333
Acquisition costs and underwriting expenses     119,923        98,280        21,643
                                              ---------     ---------     ---------
Total expenses                                  450,773       295,797       154,976
                                              ---------     ---------     ---------
Net underwriting loss                         $(100,401)    $ (40,087)    $ (60,314)
                                              =========     =========     =========

Loss ratio                                         94.4%         77.2%         17.2%
Underwriting expense ratio                         34.2%         38.4%         (4.2)%
Combined ratio                                    128.6%        115.6%         13.0%

The underwriting loss of $100.4 million in the first nine months of 2002 represented a $60.3 million greater loss compared to the first nine months of 2001, primarily the result of additional losses recorded as a result of deterioration in loss reserves, predominantly for accident years 1997 through 2000. In addition, losses incurred under a stop loss reinsurance agreement between Trenwick America Reinsurance Corporation and its U.K. affiliate Trenwick International Limited were $5.0 million higher in the first nine months of 2002 compared to the same period in 2001.

Premiums written

Gross premiums written for the nine months ended September 30, 2002 were $615.1 million compared to $464.7 million for the nine months ended September 30, 2001, an increase of $150.4 million or 32.3%. Details of gross premiums written are provided below:

                                2002       2001     Change
                              --------   --------   --------
                                      (in thousands)
Treaty reinsurance            $303,529   $242,699   $ 60,830
Specialty program insurance    311,548    222,003     89,545
                              --------   --------   --------
Gross premiums written        $615,077   $464,702   $150,375
                              ========   ========   ========

Treaty reinsurance premiums increased $60.8 million from the nine months of 2001, primarily due to increasing rates on renewal treaties.

Specialty program insurance gross premiums written increased to $311.5 million for the first nine months of 2002 due to increased volume on two of its larger programs combined with the addition of ten new programs in 2002 and improved market conditions.

Premiums earned

Net premiums earned for the nine months ended September 30, 2002 were $350.4 million compared to $255.7 million for 2001. Details of premiums earned are provided below:

                                       2002         2001       Change
                                    ---------    ---------    ---------
                                              (in thousands)
Gross premiums written              $ 615,077    $ 464,702    $ 150,375
Change in gross unearned premiums     (91,646)     (72,603)     (19,043)
                                    ---------    ---------    ---------
Gross premiums earned                 523,431      392,099      131,332
                                    ---------    ---------    ---------

Gross premiums ceded                 (195,488)    (160,562)     (34,926)
Change in ceded unearned premiums      22,429       24,173       (1,744)
                                    ---------    ---------    ---------
Ceded premiums earned                (173,059)    (136,389)     (36,670)
                                    ---------    ---------    ---------
Net premiums earned                 $ 350,372    $ 255,710    $  94,662
                                    =========    =========    =========

Gross premiums ceded for the nine months ended September 30, 2002 were $195.5 million compared to $160.6 million for the same period in 2001. The increase in gross premiums ceded of $34.9 million was commensurate with the increase in gross premiums written.

Claims and claims expenses

Claims and claims expenses for the nine months ended September 30, 2002 were $330.9 million, an increase of $133.4 million compared to claims and claims expenses of $197.5 million for the same period in 2001. The increase in claims and claims expenses in 2002 can be attributed to the increase in premiums earned combined with additional losses recorded as a result of deterioration in indicated loss ratios for prior accident years on the treaty reinsurance and specialty insurance segments of approximately $85.9 million and $13.7 million, respectively. Additionally, claims and claims expenses incurred in the nine months ended September 30, 2002 and 2001 included $20.3 million and $15.3 million, respectively of losses incurred under a stop loss reinsurance agreement between Trenwick America Reinsurance Corporation and its U.K. affiliate, Trenwick International Limited. Both parties are in the process of commuting the stop loss agreement, which is subject to approval by regulatory authorities having jurisdiction over Trenwick America Reinsurance Corporation and Trenwick International Limited.

Underwriting expenses

                                2002       2001      Change
                              --------    -------    --------
                                      (in thousands)
Policy acquisition costs      $104,338    $84,617    $ 19,721
Underwriting expenses           15,585     13,663       1,922
                              --------    -------    --------
Total underwriting expenses   $119,923    $98,280    $ 21,643
                              ========    =======    ========

Underwriting expense ratio        34.2%      38.4%       (4.2)%
                              ========    =======    ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for the nine months ended September 30, 2002 increased by $21.6 million compared to underwriting expenses for the nine months ended September 30, 2001. The increase in total underwriting expenses was attributable to the increase in premium volume in both the treaty reinsurance and specialty program segments.

Underwriting expenses for the nine months ended September 30, 2002 as a percentage of earned premium was 4.4%, a decrease of 0.9% from 5.3% for the same period in 2001. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, were 34.2% for the nine months ended September 30, 2002 compared to 38.4% for the same period in 2001. The decrease in the underwriting expense ratio occurred principally because of decreasing acquisition costs related to improved terms and conditions due to improving market conditions.

Net Investment Income

                                           2002            2001         Change
                                       -----------     -----------     --------
                                                     (in thousands)
Average invested assets                $ 1,185,355     $ 1,206,494     $(21,139)
Average annualized yields                     5.88%           6.88%       (1.00)%

Investment income                      $    52,277     $    62,263     $ (9,986)
Investment expenses:
 Interest expenses on funds withheld        (7,562)         (8,491)         929
 Other                                      (2,020)         (2,007)         (13)
                                       -----------     -----------     --------
Net investment income                  $    42,695     $    51,765     $ (9,070)
                                       ===========     ===========     ========

Net investment income for the nine months ended September 30, 2002 was $42.7 million compared to $51.8 million for the same period in 2001. The decrease in net investment income resulted from an overall decline in fixed income market yields in 2002 compared to 2001, offset in part by a decrease of $0.9 million in interest expense on funds withheld.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends were $19.9 million for 2002, a decrease of $4.3 million from the same period in 2001. The decrease in interest expense in 2002 was primarily the result of the repayment of Trenwick America's term loan facility during the second quarter of 2002.

General and administrative expenses

General and administrative expenses were $2.1 million in the first nine months of 2002 relatively unchanged from $2.6 million for the same period in 2001.

Foreign Currency Losses

Trenwick America recorded foreign currency losses of $3.7 million for the nine months ended September 30, 2002, an increase of $1.8 million from foreign currency losses of $1.9 million for the nine months ended September 30, 2001, primarily due to the increase in the value of the British pound relative to the U.S. dollar during 2002.

Other Income, Net

Other income, net increased to $4.8 million for the first nine months of 2002, a $2.1 million increase over the same period in 2001, primarily a result of an increase in equity in earnings of managing general agencies through which Trenwick America underwrites its specialty program insurance business.

Non-operating Income and Expenses

Net realized losses on investments, net of income taxes, were $3.2 million during the nine months ended September 30, 2002, compared to net realized losses of $1.2 million for the nine months ended September 30, 2001.

Cumulative effect of change in accounting principle

Trenwick America adopted Statement of Financial Accounting Standard No. 142 effective January 1, 2002. The statement required that goodwill be tested for impairment under either market value or cash flow tests. Trenwick America conducted both market value and cash flow tests and, as a result, wrote off its goodwill as of January 1, 2002. This had the effect of increasing Trenwick America's net loss for the nine months ended September 30, 2002 by $52.1 million and was recorded as a cumulative change in accounting principle.

Liquidity and Capital Resources

As of September 30, 2002, Trenwick America's consolidated investments and cash totaled $1.2 billion, consistent with the balance at December 31, 2001. The cost of Trenwick America's equity securities was $7.1 million less than fair value at September 30, 2002 and was less than fair value by $6.7 million at December 31, 2001. The fair value of Trenwick America's debt securities exceeded amortized cost by $54.8 million at September 30, 2002 and by $24.7 million at December 31, 2001.

As of September 30, 2002, Trenwick America's consolidated common stockholder's equity totaled $210.7 million compared to $175.3 million at December 31, 2001. The increase in common stockholder's equity resulted mainly from the capital contribution of $199.5 million received during the second quarter of 2002, which enabled Trenwick America to repay in full its term loan facility. The increase related to the capital contribution was offset in part by the increase in loss reserves and establishment of a deferred tax valuation reserve in the third quarter of 2002 combined with the write-down of all of Trenwick America's goodwill from the Trenwick-LaSalle business combination completed in 2000 as a result of the adoption of a new accounting standard.

Cash provided by Trenwick America's operating activities for the nine months ended September 30, 2002 was $15.2 million compared to cash used in Trenwick America's operating activities of $37.9 million in the comparable period of 2001. The increase in cash flow from operations was due primarily to an increase in premium writings. This increase was offset in part by a decrease in net investment income received, a result of the decrease in interest rates over the course of 2002.

Net cash used in financing activities during the first nine months of 2002 included $197.8 million related to the repayment of Trenwick America's term loan facility.

Trenwick America's total debt to capital ratio (total indebtedness divided by total indebtedness preferred capital securities and common shareholder's equity) decreased to 22.9% at September 30, 2002 from 52.4% on December 31, 2001 due to the repayment of the $195 million in principal amount outstanding under the term loan portion of Trenwick America's bank credit facility.

Financings, Financing Capacity and Capitalization

Concurrent with the Trenwick/LaSalle business combination in September of 2000, Trenwick America and Trenwick Holdings Limited, Trenwick Group Ltd.'s U.S. and U.K. holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan. Trenwick America was the primary obligor with respect to the revolving credit facility, and Trenwick Holdings Limited is the primary obligor with respect to the letter of credit facility. Guarantees are provided by LaSalle Re Holdings Limited and Trenwick Group Ltd. with respect to both Trenwick America's and Trenwick Holdings Limited's obligations and additionally by Trenwick America with respect to Trenwick Holdings Limited's obligations. The credit agreement provides for a letter of credit facility which may only be used to support the Lloyd's syndicate participations of Trenwick Group Ltd.'s subsidiaries. The letter of credit facility must be renewed on November 22, 2002 in order for Trenwick Group Ltd. to continue to utilize the letters of credit now outstanding to support underwriting at Lloyd's in 2003. In the event that Trenwick Group Ltd. is unable to renew the current letter of credit facility, obtain a replacement letter of credit facility, post sufficient collateral to support its

Lloyd's underwriting activities or obtain an alternative form of Lloyd's capital support, it will be required to reduce or cease its underwriting activities at Lloyd's for the 2003 year of account.

The credit agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, Trenwick Group Ltd.'s minimum interest coverage, debt to capital leverage, minimum earned surplus, maintenance of a minimum A.M. Best Company rating of A- and tangible net worth.

On April 12, 2002, Trenwick Group Ltd., its subsidiaries and financial institutions holding a majority of the outstanding indebtedness under the credit facility executed an amendment to the credit facility. The amendment required Trenwick Group Ltd. to pledge its shares of LaSalle Re Holdings Limited and LaSalle Re Limited in favor of the lenders under the credit facility. In addition, the amendment revised the financial covenants relating to interest coverage and tangible net worth (each as defined by the financial covenants in the credit agreement). The amendment set Trenwick Group Ltd.'s minimum interest coverage ratio at 1.25 to 1 for the first quarter of 2002, 1.5 to 1 for the second quarter of 2002, 1.75 to 1 for the third quarter of 2002 and 2.5 to 1 thereafter. Trenwick Group Ltd.'s interest coverage ratio for the three months ended September 30, 2002 was 3.34 to 1.0. The amendment adjusted the minimum tangible net worth Trenwick Group Ltd. must maintain to the following base amounts plus 50% of net income earned during the period:

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

Trenwick Group Ltd.'s consolidated tangible net worth, as defined by the terms of the credit agreement was $387.4 million at September 30, 2002.

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

On June 17, 2002, Trenwick America repaid in full the outstanding $195 million in principal amount of term loan indebtedness under the credit facility. As of September 30, 2002, $226 million of letters of credit remain outstanding under the credit facility.

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick Group Ltd.'s operating subsidiaries below A-. The lowered A.M. Best Company ratings constitute an event of default under the credit facility. In addition, the increase in loss reserves in the third quarter of 2002 resulted in Trenwick Group Ltd. violating the financial covenants requiring Trenwick Group Ltd. to maintain a minimum tangible net worth and minimum risk-based capital on November 14, 2002. If Trenwick Group Ltd. is unable to remedy the financial covenant violations within 30 days, a second event of default shall have occurred under the credit facility.

On November 13, 2002, Trenwick, its subsidiaries and financial institutions holding a majority of the outstanding letters of credit under the credit facility executed a forbearance agreement with respect to the events of default arising from Trenwick's lowered A.M. Best Company ratings and financial covenant violations. In the forbearance agreement, the letter of credit providers agreed to refrain from enforcing their rights or remedies under the credit facility until November 22, 2002, or earlier if there is another default under the credit facility or the forbearance agreement, a third party exercises any right of action against Trenwick for a debt in excess of $5 million or other material obligation or Trenwick takes an action which the letter of credit providers reasonably consider to be materially adverse to their interests. In consideration for the forbearance of the letter of credit providers, Trenwick agreed, among other things, to refrain from making certain payments or distributions and to facilitate a meeting of the letter of credit providers and Lloyd's.

During the term of the forbearance agreement and thereafter, unless there is a waiver of the event of default and potential event of default under the credit facility, under the terms of its guaranty Trenwick Group Ltd. is prohibited from declaring or paying any dividends on the outstanding common and preferred shares of Trenwick Group Ltd. and its subsidiaries. In addition, Trenwick Group Ltd. is not allowed to redeem or repurchase its capital stock so long as the event of default under the credit facility continues.

The event of default under the credit facility also permits the letter of credit providers to demand that the $226 million outstanding letters of credit be secured with an equal amount of cash upon expiration of the forbearance agreement. At this time, Trenwick Group Ltd. does not have sufficient available liquidity to provide the necessary cash collateral if the letter of credit providers demand it.

The continuation of an event of default under the credit facility, the restrictions on Trenwick Group Ltd.'s ability to pay dividends to preferred and common shareholders and the potential demand for cash collateral by the letter of credit providers may cause additional events of default to occur under the instruments governing the outstanding indebtedness and preferred shares of Trenwick Group Ltd. and its subsidiaries.

Trenwick Group Ltd.'s ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. During the past year, Trenwick Group Ltd.'s senior debt and preferred share ratings have been significantly downgraded by Standard & Poor's Corporation and Moody's Investors Service. At this time, Trenwick Group Ltd.'s senior debt ratings from Standard & Poor's Corporation is CCC+ and Moody's Investor Service is B3. Trenwick Group Ltd.'s ability to refinance its outstanding debt obligations, as well as the cost of such borrowings, could be adversely affected by these ratings downgrades or if its ratings were downgraded further.

Should Trenwick Holdings Limited be unable to meet any letter of credit reimbursement obligations as they fall due, and such repayments are not refinanced, Trenwick America would become liable for such repayments under the terms of the guarantees. No liability for any such amounts has been reflected in Trenwick America's financial statements. Because Trenwick America, Trenwick Holdings Limited and Trenwick Group Ltd. are holding companies, their principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from their respective operating subsidiaries. As a result of recent losses incurred by Trenwick Group Ltd.'s operating subsidiaries, their cash distribution capacities have been significantly reduced.

Trenwick Group Ltd. is currently in discussion with the letter of credit providers regarding the current and potential future events of default and letter of credit financing for Trenwick Group Ltd.'s participation at Lloyd's for the 2003 underwriting year. If the current and potential future events of default are not waived, the letters of credit are not renewed for the 2003 Lloyd's underwriting year or the letter of credit providers demand cash collateral, there is substantial doubt as to Trenwick Group Ltd.'s ability to continue underwriting at Lloyd's or continue as a going concern. Trenwick Group Ltd. and/or one or more of its subsidiaries, including Trenwick America, may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States.

Catastrophe Equity Put

On September 27, 2000, Trenwick Group Ltd. assumed the benefits and obligations of LaSalle Re Holdings Limited under a $100 million catastrophe equity put option. The catastrophe put option was amended and restated as of January 1, 2001 and amended as of January 25, 2002. As amended, the catastrophe equity put enabled Trenwick Group Ltd. to raise up to $55 million of equity, through the issue of convertible preferred shares to European Reinsurance Company of Zurich ("European Re"), a subsidiary of Swiss Reinsurance Company, in the event there was a qualifying catastrophic event or events occurring prior to January 1, 2002.

As a result of the terrorist attacks of September 11, 2001, LaSalle Re Limited incurred in excess of $140 million in catastrophe losses as defined under the option agreement and Trenwick Group Ltd. delivered notice of exercise of the catastrophe equity put on March 28, 2002. On July 1, 2002, Trenwick Group Ltd. commenced an arbitration proceeding seeking $55 million in damages and other relief against European Re. The claims arose out of European Re's failure to meet its obligations under the catastrophe equity put. On September 6, 2002, the catastrophe put option was amended and restated and the pending arbitration proceedings were terminated. Under the terms of the second restated agreement, European Re purchased 550,000 of Trenwick Group Ltd.'s Series B Cumulative Perpetual Preferred Shares (the "Series B Shares") with a liquidation preference of $100 per share for an aggregate purchase price of $40 million. The Series B Shares bear cumulative dividends, payable quarterly in arrears, based upon the Series B Shares' Standard & Poor's rating at LIBOR plus a margin determined in accordance with the following schedule:

                 Standard & Poor's Rating                   LIBOR Margin
                 -----------------------------------    --------------------

                 BBB- or above                                 3.75%
                 BB+                                           4.25%
                 BB                                            4.50%
                 BB-                                           4.75%
                 Below BB-                                     6.00%

These factors adjust upward by 0.25% on the third anniversary if the securities are still unrated, and upward by 0.50% on the fifth anniversary if they are still unrated. Also, if the Standard &

Poor's rating is below BBB- on the fifth anniversary, the factors adjust upward by an additional 0.50%. The maximum adjustment based upon these circumstances is 0.75%.

The Series B Shares are convertible into common shares of Trenwick Group Ltd. after five years or upon the occurrence of a "special conversion event" at the greater of book value or the average thirty-day trading price of the common shares. Special conversion events are either the occurrence of a change in control without the written consent of the registered holders of more than 50% of the Series B shares outstanding ("Change in Control Conversion Event"), or the failure of Trenwick Group Ltd. to maintain a GAAP net worth equal to at least $225 million for a period of more than sixty days ("Net Worth Conversion Event"). The conversion price of the Series B shares is the greater of 1) the liquidity factor times the average thirty day stock price preceding the conversion date, 2) the liquidity factor times book value per common share or 3) par value of a common share. The liquidity factor will be calculated as an amount equal to 0.8 if the conversion occurs within 60 days after a Change in Control Conversion Event or 1.0 if the conversion does not occur within 60 days after the occurrence of a Change in Control Conversion Event.

Trenwick Group Ltd. has the option to redeem the Series B Shares after the first anniversary of the issuance, paying an early redemption premium of $2.00 per share if redeemed before the second anniversary, and $1.00 per share if redeemed between the second and third anniversary. European Re will be able to transfer the Series B Shares six months after the date of purchase.

The maximum number of Trenwick Group Ltd. common shares that could be required to be issued upon conversion of the Series B Shares is 550 million, which would occur when both the book value of common stock and the average thirty-day trading price of the common shares were less than or equal to $0.10 per share. Trenwick Group Ltd. currently has the authority to issue up to 150 million preferred and common shares without prior authorization from the shareholders and the Board of Directors. Trenwick Group Ltd., therefore does not currently have the ability to control settlement of the Series B Shares and has therefore recorded them as temporary equity in Trenwick Group Ltd.'s September 30, 2002 balance sheet. As of September 30, 2002, the Series B shares would be settled with approximately 6.3 million common shares upon conversion. The following table details how changes in the price of Trenwick Group Ltd.'s common shares or changes in book value would affect the settlement amounts:

 Average market value of
      common shares                                           Book value per share
--------------------------  ---------------------------------------------------------------------------------------
                            $0.10-$0.50    $0.51-$1.00    $1.01-$2.00    $2.01-$5.00   $5.01-$10.00   $10.01-$15.00
                            -----------    -----------    -----------    -----------   ------------   -------------
       $0.10-$0.50            550 - 110      108 - 55       54 - 28        27 - 11        11 - 6          5 - 4
       $0.51-$1.00            108 - 55       108 - 55       54 - 28        27 - 11        11 - 6          5 - 4
       $1.01-$2.00             54 - 28        54 - 28       54 - 28        27 - 11        11 - 6          5 - 4
       $2.01-$5.00             27 - 11        27 - 11       27 - 11        27 - 11        11 - 6          5 - 4
      $5.01-$10.00             11 - 6         11 - 6        11 - 6         11 - 6         11 - 6          5 - 4
      $10.01-$15.00             5 - 4          5 - 4         5 - 4          5 - 4          5 - 4          5 - 4

             Range of shares issuable upon conversion (in millions)

Quantitative and Qualitative Disclosure About Market Risk

The following section addresses the significant market risks associated with Trenwick Group Ltd.'s business activities as of September 30, 2002. Trenwick America's primary market risk exposures are:

      -     foreign currency exchange risk

      - interest rate risk on fixed and variable rate U.S. dollar denominated short and long-term instruments; and

      -     equity price risk.

With respect to Trenwick America's investment portfolio, the risk management strategy is to place its investments with high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Trenwick America selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities.

As of September 30, 2002, Trenwick America's exposure to high yield investments was minimal. While these investments are more susceptible to credit risk, their total market value represents just 5% of total investments and cash, and therefore management believes that the exposure to credit risk is not material. Trenwick America has no derivatives and its investments do not contain terms that may result in potential losses due to leverage.

Foreign currency exchange rate risk

Foreign currency risk is the risk that Trenwick America will incur economic losses due to adverse changes in foreign currency exchange rates.

Trenwick America's reinsurance operations has exposures to movements in various currencies around the world as such businesses are denominated in those currencies. Therefore, changes in currency exchange rates affect Trenwick America's balance sheet, statement of operations and statement of cash flows. This exposure is somewhat mitigated by the fact that premiums received are invested in the same currency portfolios, to partially offset related unpaid claims and claims expense liabilities denominated in the same currency.

Management estimates that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which Trenwick America is exposed as of September 30, 2002 would have decreased the fair value of Trenwick America's foreign denominated net liability by approximately $4.7 million, which was comprised primarily of exposure to the British pound.

Interest Rate Risk

Trenwick America's fixed maturity investments and indebtedness are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of fixed maturity investments and the interest payable on Trenwick America's outstanding variable rate debt. Additionally, the fair value of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, a prepayment option, relative values of alternative investments, liquidity of the investment and other general market conditions.

Trenwick America monitors its sensitivity to interest rate risk by evaluating the change in its financial assets and liabilities relative to hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in this summary.

A 100 basis point increase in market interest rates would have resulted in an estimated pre-tax lass in the fair value of these instruments of $34 million at September 30, 2002. Similarly, a

100 basis point decrease in market interest rates would have resulted in an estimated pre-tax gain in the fair value of these instruments of $31 million at September 30, 2002.

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

Of Trenwick America's $25 million equity portfolio at September 30, 2002, $10 million of common equity investments were not subject to equity risk. Trenwick America's potential exposure on equity securities is estimated in terms of an immediate 10% drop in equity prices across all equity securities holdings from those prevailing at September 30, 2002 which would have resulted in a $1.5 million loss.

The fair value estimates shown are based on the composition of the equity security portfolio at September 30, 2002 and these exposures will change as a result of ongoing portfolio activities in response to management's assignment of changing market conditions and available investment opportunities.

The above analyses do not take into account any correlation among foreign currency exchange rates, or any correlation among various markets (i.e., the fixed income markets and foreign exchange and equity markets). Trenwick America's actual experience may differ from the results noted above due to the correlation assumptions utilized, or if events occur that were not included in the methodology, such as significant liquidity or market events. The selection of the amount of increases or decreases in currency exchange rates, interest rates and equity values in the above rate the potential impact of such events.

Deferred Income Taxes

Trenwick America incurred financial accounting losses in 1999 through the third quarter of 2002 and in connection with such losses, recorded as an asset up to $57.0 million of net deferred income taxes. The net deferred income tax asset represented the future tax benefit of the losses previously incurred by Trenwick America's U.S. operations. Because of Trenwick America's cumulative financial accounting losses, in the absence of specific favorable factors, application of FASB Statement No. 109 and its subsequent interpretations require Trenwick America to establish a 100% valuation allowance against its deferred tax asset in the third quarter of 2002. The establishment of a 100% valuation allowance against Trenwick America's deferred tax asset increased Trenwick America's provision for income taxes and net loss by $57.0 million in the third quarter of 2002. Trenwick America management will continue to monitor its tax position and reassess the need for a valuation allowance on its deferred tax asset on a periodic basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This information called for by this item can be found in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" and is incorporated herein by reference.

Item 4. Controls and Procedures

Within the 90 days prior to the filing date of this report, Trenwick America carried out an evaluation, under the supervision and with the participation of Trenwick America's management, including the Acting Chief Executive Officer (the "Acting CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, Trenwick America's management, including the Acting CEO and CFO, concluded that Trenwick America's disclosure controls and procedures are effective in timely alerting them to material information required to be included in Trenwick America's periodic SEC reports. In addition, there have been no significant changes in Trenwick America's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with respect to significant deficiencies on material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

On September 6, 2002, Trenwick Group Ltd. and European Re settled the outstanding arbitration with European Re purchasing 550,000 of Trenwick Group Ltd.'s Series B Cumulative Convertible Perpetual Preferred Shares. For a description of the preferred shares issued by Trenwick Group Ltd. in connection with the settlement of the arbitration between Trenwick Group Ltd. and European Re, see Management's Discussion and Analysis of Financial Conditions and Results of Operations - Catastrophe Equity Put.

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

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick America's subsidiaries and affiliates below A-. The lowered A.M. Best Company ratings constitute an event of default under Trenwick Group Ltd.'s bank letter of credit facility. In addition, the increase in Trenwick Group Ltd.'s loss reserves and the establishment of a Trenwick America deferred tax asset reserve in the third quarter of 2002 resulted in Trenwick Group Ltd. violating the financial covenants requiring Trenwick Group Ltd. to maintain a minimum tangible net worth and minimum risk-based capital on November 14, 2002. If Trenwick Group Ltd. is unable to remedy the financial covenant violations within 30 days, a second event of default shall have occurred under the credit facility. Trenwick Group Ltd. is liable under a guaranty of the letter of credit reimbursement obligations under the credit facility.

For a description of the credit facility and the events of default thereunder, see Note 6 of the Notes to the Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Financings, Financing Capacity and Capitalization.

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      Related Party Transaction

      On August 27, 2002, Trenwick Group Ltd. entered into a consulting agreement with W. Marston Becker, the Vice Chairman of Trenwick Group Ltd.'s Board of Directors, who assumed the position of Trenwick Group Ltd.'s Acting Chairman and Acting Chief Executive Officer. In consideration for such services, Trenwick Group Ltd. agreed to pay Mr. Becker a consulting fee of $50,000 per month. The consulting agreement can be terminated by mutual agreement or upon 30 days prior written notice by either party.

Item 6. Exhibits and reports on Form 8-K

      (a)   Exhibits

            10.1 Forbearance Agreement, dated as of November 11, 2002, among Trenwick Group Ltd., Trenwick America Corporation, Trenwick Holdings Limited, LaSalle Re Holdings and certain lending institutions party to the Credit Agreement and JP Morgan Chase Bank, as Administrative Agent.

            10.2 Consulting Agreement, dated as of August 26, 2002, between Trenwick Group Ltd. and W. Marston Becker.*

            99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            *Management contract or compensatory plan or arrangement.

      (b)   Reports on Form 8-K

            The following reports on Form 8-K were filed during the quarter ended September 30, 2002:

                 Date of Report                       Item Reported
                 --------------                       -------------

                 July 1, 2002           Commencement of the arbitration against
                                        European Reinsurance Company of Zurich
                                        Securities Insurance Option Agreement.

                 August 27, 2002        Announcement that James F. Billett, Jr.,
                                        Trenwick's Chairman, President and Chief
                                        Executive Officer, would be taking a
                                        leave of absence for health reasons.

                 September 6, 2002      Announcement of Settlement Agreement, a
                                        Second Amended and Restated Catastrophe
                                        Equity Securities Issuance Option
                                        Agreement and Amendment No. 1 to
                                        Registration Rights Agreement, each
                                        dated September 6, 2002 with European
                                        Reinsurance Company of Zurich.

                          Trenwick America Corporation
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2002             /s/  Stephen H. Binet
                                    ---------------------
                                    Name: Stephen H. Binet
                                    Title:  President and
                                            Chief Executive Officer


Date:  November 14, 2002            /s/ Alan L. Hunte
                                    -----------------
                                    Name: Alan L. Hunte
                                    Title: Executive Vice President and
                                           Chief Financial Officer

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Stephen H. Binet, President and Chief Executive Officer of Trenwick America Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trenwick America Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Stephen H. Binet
----------------------------------
Stephen H. Binet
President and
Chief Executive Officer

                        Certification of CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Alan L. Hunte, Executive Vice President and Chief Financial Officer of Trenwick America Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trenwick America Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Alan L. Hunte
---------------------------------------
Alan L. Hunte
Executive Vice President and
Chief Financial Officer