Form 10-K
period 2002-12-31
TRENWICK AMERICA CORP
filed 2003-04-10
CIK 1127783

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period                      to                       .
                                ---------------------  ----------------------

                         Commission file number 0-31967

                          TRENWICK AMERICA CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                             06-1087672
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

      There was no voting stock held by non-affiliates of the registrant on April 8, 2003.

      The number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

                Class                   Outstanding at April 8, 2003
                -----                   ----------------------------
     Common Stock, $1.00 par value                   100

The registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K in the reduced disclosure format.

                          TRENWICK AMERICA CORPORATION

                                Table of Contents

                                                                           Page
Item                                                                      Number
----                                                                      ------
                                     PART I

  1.  Business  ...........................................................  1
  2.  Properties  ......................................................... 23
  3.  Legal Proceedings  .................................................. 23
  4.  Submission of Matters to a Vote of Security Holders  ................ 23

                                     PART II

  5.  Market for the Corporation's Common Stock and Related Stockholder
      Matters ............................................................. 24
  6.  Selected Financial Data.............................................. 24
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operation  ............................................... 24
  7a. Quantitative and Qualitative Disclosures About Market Risk........... 54
  8.  Financial Statements and Supplementary Data  ........................ 54
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure  ............................................... 54

                                    PART III

 10.  Directors and Executive Officers  ................................... 54
 11.  Executive Compensation  ..............................................54
 12.  Security Ownership of Certain Beneficial Owners and Management  ..... 54
 13.  Certain Relationships and Related Transactions  ..................... 54
 14.  Controls and Procedures.............................................. 54

                                     PART IV

 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..... 54

                           FORWARD-LOOKING STATEMENTS

Some of the statements under "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance and reinsurance sectors in general. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "will" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under "Risk Factors" below and the following:

      -     our ceasing to function as a going concern;

      - actions by insurance regulators seizing or otherwise taking control of our insurance company subsidiaries or their assets;

      - actions by our creditors or securities holders commencing liquidation or similar proceedings against us, our subsidiaries or their assets;

      - greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

      - failure of our business strategy due to changes in current or future market conditions;

      - increased competition on the basis of financial strength, pricing, capacity, coverage terms or other factors;

      - our lack of experience in operating insurance or reinsurance entities that are in runoff and are not writing new business;

      -     the effects of acts of terrorism or war;

      - developments in the world's financial and capital markets that adversely affect the performance of our investments;

      - changes in regulation or tax laws applicable to us, our subsidiaries, brokers or customers;

      -     changes in the availability, cost or quality of reinsurance;

      - changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

      -     decreased demand for our insurance and reinsurance products;

      -     loss of additional key personnel, or consultants;

      -     the effects of mergers, acquisitions and divestitures;

      -     changes in rating agency policies or practices;

      - changes in legal theories, including trends that impact verdicts in insurance claims litigation;

      -     changes in accounting policies or practices; and

      - changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this Report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Report which could cause actual results to differ before making an investment decision.

                                     PART I

Item 1. Business

General Background

Trenwick America Corporation ("Trenwick America"), a Delaware corporation, was formed in 1983 and in 1985 became a wholly-owned direct subsidiary of Trenwick Group Inc., for the purposes of serving as a United States holding company. Trenwick America's treaty reinsurance business provides, through an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company (together, "Chubb"), treaty reinsurance to insurers of property and casualty risks.

On September 27, 2000, Trenwick Group Ltd. ("Trenwick"), a newly formed Bermuda holding company, issued common shares to acquire Trenwick Group Inc. and another publicly held Bermuda company, LaSalle Re Holdings Limited ("LaSalle Re Holdings"), and the minority interest in LaSalle Re Limited ("LaSalle Re"), a Bermuda subsidiary of LaSalle Re Holdings (the "Trenwick/LaSalle business combination"). Trenwick Group Inc. then distributed the shares received from Trenwick to its shareholders in a liquidating distribution. As a part of the transaction, Trenwick Group Inc. completed a concurrent internal reorganization of its subsidiary companies in which substantially all of Trenwick Group Inc.'s assets and liabilities were transferred from Trenwick Group Inc. to a subsidiary, which then merged with and into Trenwick America, with Trenwick America as the surviving corporation. The result of the restructuring was that Trenwick America became the intermediate holding company for Trenwick's United States subsidiaries and Trenwick America became the primary obligor under Trenwick Group Inc.'s senior notes, mandatorily redeemable preferred capital securities and contingent interest notes referred to herein. This abbreviated Annual Report on Form 10-K is required as a result of debt assumed by Trenwick America in connection with the restructuring.

In 2002, Trenwick conducted several strategic reviews of its operations, including Trenwick America's, in light of its capital constraints and determined that it was necessary for Trenwick America to reduce its operating leverage by reducing premium volumes, through either sales or discontinuance of certain lines of business, to a level more commensurate with its capital base and to concentrate its limited financial resources on its core franchise and business, treaty reinsurance, where it would be able to write reinsurance based on direct or indirect financial support. Trenwick America assessed its alternatives and voluntarily placed into runoff its specialty program business formerly operated through its subsidiary, Canterbury Financial Group, Inc. ("Canterbury").

As a result of a significant deterioration in Trenwick's financial condition, more fully described in "Significant Developments" below, Trenwick hired Greenhill & Co., LLC as its financial advisor to assist in the evaluation and implementation of a possible restructuring of Trenwick America's outstanding indebtedness and Trenwick's preferred equity as well as other strategic alternatives.

Significant Developments

During 2002 and the first quarter of 2003, a number of developments have occurred that have significantly and negatively affected Trenwick America's operations, capital structure and the financial resources required to conduct its businesses. Set forth below are brief descriptions of a number of these developments as well as certain material transactions entered into by Trenwick America to enable it to continue to conduct business operations despite the adverse developments. Investors are cautioned that Trenwick America has had a number of significant adverse events which could make it extremely difficult to continue in its current businesses, if at all, and they should carefully review the "Risk Factors" and "Forward-Looking Statements" sections, as well as other sections, of this Report.

Reserve Adjustments

Trenwick announced on October 25, 2002 that it had engaged independent actuaries to conduct a review of reserves for unpaid claims and claims expenses at each of Trenwick's operating subsidiaries, including Trenwick America's subsidiaries. Based upon the study conducted by independent actuarial consultants and additional work performed during the quarter by Trenwick's internal actuaries, Trenwick America increased its reserves for unpaid claims and claims expenses in the fourth quarter of 2002 by $100.4 million, which followed reserve increases made by Trenwick America earlier in 2002. The aggregate reserve increase for Trenwick America during 2002 was $229.4 million. Both the fourth quarter and full year 2002 reserve increases are net of benefits related to reductions in the liability under Trenwick America's contingent interest notes. (The contingent interest notes are described in Note 7 of the Notes to the Consolidated Financial Statements). The reserve increases reflect a reassessment of Trenwick America's reserves for unpaid claims and claims expenses in light of recent reported loss activity trends across its major business groups and principally impact the 1998 to 2001 accident years. Included in the fourth quarter 2002 reserve increase was $20 million relating to Trenwick America's exposure to asbestos and environmental liabilities. Following this increase to Trenwick America's asbestos and environmental reserves, Trenwick America's three-year survival ratio (i.e., number of years that existing reserves will last if the current level of average annual payments for the last three years repeats itself indefinitely) for this type of exposure will be approximately 13 years. There can be no assurance that there will be no further adjustments to Trenwick America's unpaid claims and claims expenses. See "-- Unpaid Claims and Claims Expenses," below.

Deferred Income Tax Assets

Trenwick America incurred financial accounting losses in the years 1999 through 2002 and, in connection with such losses, recorded as an asset up to $119.2 million of net deferred income taxes (before application of a valuation allowance). The net deferred income tax asset represented the future tax benefit of the losses previously incurred by Trenwick America. Because of Trenwick America's cumulative financial accounting losses, in the absence of specific favorable factors, application of FASB Statement No. 109 required Trenwick America to establish, during the third quarter of 2002, a 100% valuation allowance against its deferred tax asset. The initial establishment of a 100% valuation allowance against Trenwick America's deferred tax asset increased Trenwick America's provision for income taxes and net loss by $54.5 million for the year ended December 31, 2002. The maintenance of a full valuation allowance against Trenwick America's net deferred tax asset through December 31, 2002 further increased Trenwick America's provision for income taxes and net loss by $64.4 million for the year ended December 31, 2002. Trenwick America's management will continue to monitor its tax position and reassess the need for a valuation allowance on its deferred tax asset on a periodic basis.

Potential Events of Default Under Senior Secured Credit Facility

Concurrently with the Trenwick/LaSalle business combination, in September of 2000, Trenwick America and Trenwick Holdings Limited ("Trenwick Holdings"), Trenwick's United Kingdom holding company, entered into an amended and restated $490 million credit agreement with various lending institutions (the "Banks"). The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid in full on June 17, 2002. Additionally, on December 24, 2002, the credit agreement was amended to reduce the letter of credit facility, which is utilized by Trenwick to support its underwriting operations at Lloyd's of London ("Lloyd's"), to the currently outstanding $182.5 million. The letter of credit facility is scheduled to terminate on December 31, 2003, although the letters of credit issued pursuant to the facility will not expire until December 31, 2006.

Pursuant to a guaranty agreement entered into concurrently with the credit agreement, Trenwick has guaranteed the obligations of Trenwick America and Trenwick Holdings under the credit agreement. In April of 2002, Trenwick pledged the capital stock of LaSalle Re Holdings, which was a guarantor of the obligations under the credit agreement, and LaSalle Re as collateral to the Banks. In December of 2002, Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks additional security interests as described below.

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's, Trenwick America's and Trenwick Holdings' operating subsidiaries below "A-." The lowered A.M. Best Company ratings constituted an event of default under the credit agreement. In addition, increases in Trenwick's, Trenwick America's and Trenwick Holdings' reserves for unpaid claims and claims expenses and the establishment of a Trenwick America deferred tax asset valuation allowance in the third quarter of 2002 resulted in violations of the financial covenants in the credit agreement requiring Trenwick, Trenwick America and Trenwick Holdings to maintain a minimum tangible net worth and minimum risk-based capital. On November 13, 2002, Trenwick, Trenwick America, Trenwick Holdings and the Banks executed a forbearance agreement with respect to the events of default arising from the lowered A.M. Best Company ratings and financial covenant violations.

Subsequently, an amendment and waiver of default under the credit agreement and amendments to the guaranty agreement have been entered into on December 24, 2002 (the "December Amendments"). The December Amendments extended the letter of credit facility through December 31, 2003 to support Trenwick's underwriting operation at Lloyd's for the 2003 year of account. To those Banks extending their letters of credit, Trenwick, Trenwick America and Trenwick Holdings agreed to pay a 5% per annum cash letter of credit fee, issue pay-in-kind notes bearing interest at LIBOR plus 2.5% per annum to evidence an additional 3.16% per annum letter of credit fee, issue warrants equal to 10% of Trenwick's fully diluted equity capital, and pay 15% of the profits earned by Trenwick and its subsidiaries for the 2002 and 2003 Lloyd's years of account. Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks a security interest in all of their respective equity interests in, and the assets and property of, their direct and indirect subsidiaries as additional collateral for the Banks, and to cause the subsidiaries to provide a guaranty to the Banks subject to applicable laws and regulations and certain existing contractual rights of holders of other indebtedness.

The December Amendments also prohibit Trenwick, Trenwick America and Trenwick Holdings and their respective subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the perpetual preferred shares of LaSalle Re Holdings and the capital securities of Trenwick Capital Trust I). The December amendments and the other amendments and waivers entered into the first quarter of 2003 waive certain other defaults, add covenants further restricting the operation of Trenwick's, Trenwick America's and Trenwick Holdings' business, prohibit Trenwick, Trenwick America and Trenwick Holdings and their respective subsidiaries from making certain payments without the Banks' approval, prohibit Trenwick, Trenwick America and Trenwick Holdings and their respective subsidiaries from selling or otherwise disposing of any assets or property, require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

Pursuant to the December Amendments, Trenwick is required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. If it is unable to do so, Trenwick's insurance company subsidiaries, including those of Trenwick America, will be prohibited from underwriting any insurance or reinsurance business without the Banks' prior approval. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, they are required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendments. Additionally, Trenwick does not believe that it will be able to replace the letters of credit with other letters of credit or collateral acceptable to Lloyd's. See Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Since December 2002, Trenwick, Trenwick America and Trenwick Holdings have entered into additional amendments and numerous waivers with the Banks providing for, among other things, waivers of potential covenant defaults, further reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments, approval of the extension of the maturity of Trenwick America's senior notes from April 1, 2003 to August 1, 2003, the related payment of interest accrued through April 1, 2003 to the senior noteholders and extension of numerous deadlines imposed under the December Amendments.

If there is an event of default under the credit agreement, including as a result of Trenwick failing to collateralize the letters of credit as described above, or if there is an event of default under other outstanding indebtedness of Trenwick or its subsidiaries, including under the senior notes of Trenwick America, resulting in a cross default under the credit agreement, Trenwick, Trenwick America and Trenwick Holdings may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the credit agreement and the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's , Trenwick America's or Trenwick Holdings' financial statements. If the potential future events of default occur and are not waived, there is substantial doubt as to Trenwick's, Trenwick America's and Trenwick Holdings' ability to continue as a going concern and Trenwick and/or one or more of its subsidiaries, including Trenwick America may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time one or more of the insurance regulatory authorities having jurisdiction over Trenwick's, Trenwick America's and Trenwick Holdings' insurance company subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick or its subsidiaries may commence proceedings against Trenwick or its unregulated subsidiaries, including Trenwick America, seeking their liquidation.

Potential Event of Default under Senior Notes

Included in Trenwick America's indebtedness at December 31, 2002 are 6.7% senior notes with an aggregate principal amount of $75 million, which were initially due on April 1, 2003 and pursuant to an amendment have been extended to August 1, 2003 (the "Senior Notes"). Trenwick America is engaged in continuing discussions with holders of the Senior Notes with respect to a possible restructuring of these Senior Notes. The agreements entered into in connection with the renewal of the letter of credit facility in December 2002, and as further amended, as discussed above, provide that Trenwick America will replace, refinance or restructure these Senior Notes by July 15, 2003. At this time, Trenwick America does not have sufficient available liquidity to pay the amount due on August 1, 2003 and is uncertain whether it will be able to complete the restructuring by July 15, 2003. If Trenwick America is unable to restructure these Senior Notes and either the banks under the credit facility or the senior noteholders decide to exercise the rights available to them or take other action with respect to the assets of Trenwick America, Trenwick America and/or one or more of its subsidiaries may be forced to seek protection from creditors. In addition, at any time the insurance regulatory authorities having jurisdiction over Trenwick America's insurance company operating subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick America or its subsidiaries may commence proceedings against Trenwick America or its unregulated subsidiaries seeking their liquidation.

Going Concern Qualification

Trenwick America's independent accountants, PricewaterhouseCoopers LLP, have stated in their audit report dated March 31, 2003 except for Note 7 to the financial statements as to which the date is April 9, 2003, with respect to Trenwick America's financial statements as of and for the twelve months ended December 31, 2002, that substantial doubt exists as to Trenwick America's ability to continue as a going concern.

Recent Ratings Actions

Moody's Investors Service announced on January 31, 2003 that it had lowered the senior debt rating of Trenwick from "Caa3" to "Ca", and had lowered the ratings of the trust preferred securities of Trenwick America from "Ca" to "C", following Trenwick's announcement that it would post a fourth quarter 2002 reserve charge. Moody's Investors Service noted that the reserve charge was significant in relation to the book value reported by Trenwick at the end of the third quarter of 2002 and also in relation to Trenwick's market capitalization, which is well below that amount. Moody's Investors Service also noted that, in its opinion, the charge further diminishes the value that creditors will be able to extract from Trenwick America and its affiliates in its restructuring efforts, and that currently virtually all of Trenwick America's financial assets are held by regulated insurance subsidiaries, limiting resources available to meet debt obligations.

Standard and Poor's Ratings Services announced on April 2, 2003 that it had lowered the counter-party credit ratings on Trenwick, Trenwick America and LaSalle Re Holdings to "D" following the announced non-payment of principal and interest on the Senior Notes. Standard & Poor's also stated that despite the agreement in principal to extend the maturity of the Senior Notes, it believes that the prospect for significant recoveries to the senior note holders is very low. Standard & Poor's also announced on March 4, 2003 that it placed its "CCC" counterparty credit and financial strength ratings on Trenwick America's subsidiaries, Trenwick America Reinsurance Corporation ("Trenwick America Re"), Dakota Specialty Insurance Company ("Dakota") and The Insurance Corporation of New York ("INSCORP") on CreditWatch negative. In addition, Standard and Poor's withdrew its "CCC" counterparty credit and financial strength ratings on Chartwell Insurance Company due to its merger with Trenwick America Re.

On April 2, 2003, A.M. Best Company announced that it had withdrawn the financial strength rating of "C" (Weak) and assigned a "NR-4" rating (Rating Withdrawn at Company's Request) to Trenwick America Re. Concurrently, A.M. Best downgraded the debt rating of Trenwick America to "D" from "C" relating to its Senior Notes. These rating actions followed the announced non-payment of principal and interest on the Senior Notes. The financial strength rating of Trenwick America Re had previously been downgraded to "C" (Weak) from "B-"
(Fair) on February 3, 2003. At that time, the ratings for all of Trenwick America Re's subsidiaries were withdrawn, and Trenwick America's debt ratings were downgraded to "C".

On April 3, 2003, Fitch Ratings announced that it had lowered its long term and senior debt rating on Trenwick America to "D" from "C". In addition, Fitch lowered its long term ratings on Trenwick and LaSalle Re Holdings to "D" from "C". Fitch's "C" ratings on LaSalle Re Holding's preferred shares and the capital securities of Trenwick Capital Trust I were unchanged. Fitch's rating action also followed the announced non-payment of principal and interest on the Senior Notes. Fitch's "D" rating indicates that they believe that Trenwick America's senior note holders' recovery value is unlikely to exceed fifty percent.

Actions by Insurance Regulators

On December 3, 2002, Trenwick America Re entered into a "letter of understanding" with the State of Connecticut Insurance Department pursuant to which Trenwick America Re agreed that it would not take certain actions without the prior written approval of the Connecticut Insurance Commissioner or her designee, including conducting business, disposing of any assets, settling any intercompany balances or paying any dividends. For further discussion of the Connecticut letter of understanding, see "-Regulation."

Trenwick America Re's reported Risk-Based Capital ("RBC") was at the "Regulatory Action Level Event" at December 31, 2002. At this level, Trenwick America Re was required to submit a Comprehensive Plan of Action to the Connecticut Insurance Department. Such a plan was submitted to the Connecticut Insurance Department on January 23, 2003. In addition, in connection with the Regulatory Action Level Event the Connecticut Insurance Department, at its discretion, is authorized to take any action deemed necessary under the circumstances.

INSCORP's reported RBC was at the "Mandatory Control Level Event" at December 31, 2002. New York Insurance Law requires that New York domiciled insurers report their risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. Recently, INSCORP has been informed by the New York Insurance Department ("NYID") that it will be required to submit a plan by April 10, 2003 to cure the existing statutory capital impairment. If the NYID is not satisfied that INSCORP has proposed a suitable plan to eliminate the impairment by April 10, 2003, the Superintendent of the NYID may proceed, or Trenwick America may of its own volition determine that it is in its best interest for the NYID to proceed, against INSCORP pursuant to the provisions of Article 74 of the New York Insurance Law, the statute authorizing supervision, conservation, rehabilitation, liquidation and dissolution of insurers, including domestic insurers. A plan to eliminate the capital impairment of INSCORP was submitted on April 7, 2003. There can be no assurance that the plan will be determined to be acceptable to the NYID.

Trenwick America has been notified by the NYID that, in the NYID's view, approximately $26 million in loans made to Trenwick America by INSCORP in 2002 were in contravention of New York regulatory requirements. Trenwick America does not currently have, and is unlikely in the near term to have sufficient liquidity to repay the loan. As a result, INSCORP and Trenwick America may be the subject of regulatory action brought by the NYID.

For a description of the RBC requirements applicable to Trenwick America's insurance company subsidiaries, see "--Regulation - Risk Based Capital."

Chubb Facility

During the fourth quarter of 2002, Trenwick America Re entered into an underwriting facility with Chubb which permits Trenwick America Re to underwrite up to $400 million of treaty reinsurance business on behalf of Chubb through the end of January 2004. The underwriting portion of the facility is subject to cancellation prospectively by either party at any time. Given the current financial condition of Trenwick America, the ratings of its operating insurance company subsidiaries and the related impact on its ability to continue underwriting, Trenwick America Re periodically reviews the viability of maintaining this underwriting facility and may, at any time in order to reduce costs, discontinue underwriting through the facility. Trenwick America Re is entitled to receive two-thirds of any profits generated by the business, with the initial profit distribution from Chubb to Trenwick America Re scheduled to begin in 2006. See "-- Segment Information - Treaty Reinsurance Segment - Chubb Underwriting Facility."

Runoff Operations

On October 30, 2002, Trenwick America announced that it had ceased underwriting substantially all new insurance policies in its specialty program business, which operated under the name Canterbury and through Trenwick America Re's subsidiaries INSCORP, Dakota and Chartwell Insurance Company (merged with and into Trenwick America Re effective December 31, 2002). Trenwick America's subsidiaries will continue to administer and pay claims in connection with the insurance policies previously underwritten through Canterbury. See "--Runoff Operations-Specialty Program Insurance," below.

Intercompany Loans

During the year ended December 31, 2002, Trenwick America Re and INSCORP loaned $33.3 million and $26.3 million, respectively, to Trenwick America. The funds received through these loans were used to service Trenwick America's debt obligations and to fund affiliate transactions. At this time, Trenwick America does not have sufficient available liquidity to repay these loans.

Segment Information

Trenwick America's Treaty reinsurance is written principally through Trenwick America Re, which is located in Stamford, Connecticut, and includes the runoff of reinsurance business formerly written by Chartwell Insurance Company (which merged with and into Trenwick America Re effective December 31, 2002) and INSCORP. In addition, the Treaty reinsurance segment includes the results of the Chubb underwriting facility.

Trenwick America's Specialty program insurance segment was written principally through its subsidiary, Canterbury, and Trenwick America Re's operating subsidiaries, INSCORP, Dakota and Chartwell Insurance Company. Trenwick America ceased underwriting substantially all specialty program insurance effective October 30, 2002. See "--Runoff Operations-Specialty Program Insurance," below.

Trenwick America's gross and net premium writings by business segment for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                              2002          2001          2000
                                            --------      --------      --------
                                                (expressed in thousands of
                                                   United States dollars)
Gross Premiums Written
Treaty reinsurance                          $409,172      $350,134      $338,794
Specialty program insurance                  401,491       291,433       187,545
                                            --------      --------      --------
  Total                                     $810,663      $641,567      $526,339
                                            ========      ========      ========

Net Premiums Written
Treaty reinsurance                          $392,365      $331,699      $251,284
Specialty program insurance                  168,984        99,708        54,028
                                            --------      --------      --------
  Total                                     $561,349      $431,407      $305,312
                                            ========      ========      ========

As a result of the events described under "Significant Developments," Trenwick America anticipates that both gross and net premiums written in 2003 will be substantially lower than in 2002. For additional financial information regarding Trenwick America's business segments, see Note 4 to Trenwick America's consolidated financial statements.

Treaty Reinsurance Segment - Chubb Underwriting Facility

In order to be able to continue to offer reinsurance despite the weakness of its financial condition and its lowered financial strength ratings, Trenwick America Re entered into an underwriting facility with Chubb on October 25, 2002 under which Trenwick America Re will cause, subject to Chubb's approval, all of its new and renewing treaty reinsurance business during the term of the underwriting facility to be underwritten by Trenwick America Re as agent on behalf of Chubb, which will issue the reinsurance. Chubb's approval may not be unreasonably withheld. The underwriting facility permits Trenwick America Re to underwrite up to $400 million of treaty reinsurance business as agent on behalf of Chubb through January 31, 2004. The underwriting facility does not preclude Chubb from writing any business outside of the facility. With respect to the underwriting facility, a notional "experience account" has been established equal to premiums collected (net of ceding commission and reinsurance brokerage), plus investment credit on the experience account balance, plus recoverable reinsurance payment, less paid claims and claims expenses, expense reimbursements, Chubb's fronting fee, and reinsurance premiums paid (net of ceding commission). Trenwick America Re will be entitled to receive a profit commission equal to two-thirds of the experience account, adjusted to include unpaid claims and claims expenses. The profit commission to Trenwick America Re, if any, will be paid by Chubb beginning in the first quarter of 2006.

Pursuant to the underwriting facility, which was effective as of November 1, 2002, the parties will jointly adjust and settle any claims arising under the business underwritten, provided that Chubb will retain final claim settling authority. Trenwick America Re has agreed that during the term of the underwriting facility Trenwick America Re will not underwrite on behalf of any other third party without Chubb's approval. Chubb has entered into a non-competition agreement with Trenwick America Re restricting Chubb from renewing certain business underwritten through the underwriting facility for one year following the termination of the underwriting facility. Either party may terminate underwriting through the facility prospectively at any time. Termination of the facility or any modification thereof that is deemed by the Banks under Trenwick's, Trenwick America's and Trenwick Holdings' credit facility to be materially adverse constitutes an event of default under the credit facility. All premiums collected from the facility are required to be paid directly to Chubb.

Chubb will receive as a fronting fee either five percent of gross written premium on two-thirds of the business underwritten through the underwriting facility, or $15 million whichever is greater. Through December 31, 2002, Trenwick America Re had paid $10 million of this amount to Chubb, and an additional $1.25 million was paid during the first quarter of 2003. Additional payments of $1.25 million are due to be paid by Trenwick America Re at the end of each of the remaining three calendar quarters of 2003. Trenwick America Re is entitled to receive a monthly expense reimbursement equal to 2.0% of the gross written premiums underwritten on behalf of Chubb collected during the applicable month. The total expense reimbursement payable to Trenwick America Re is subject to a cap of $6.5 million, of which one third will be paid in cash to Trenwick America Re during 2003; the remaining two thirds will be added to the experience account. The minimum total expense reimbursement is $5.5 million, of which one third will be paid in cash to Trenwick America Re during 2003; the remaining two thirds will be added to the experience account. In the event that the underwriting facility is terminated prior to the expiration of its term by either party, the expense reimbursement will be prorated based on the amount of time the underwriting agreement was in effect.

Trenwick America Re also has agreed to reinsure Chubb for 100% of all losses in excess of premiums collected less certain expenses. To secure its reinsurance obligations to Chubb, Trenwick America Re has posted a $50 million security deposit with Chubb. Trenwick America Re is required to pay additional amounts to Chubb for the security deposit, so that the security deposit is equal to the greater of $50 million or the amount of Trenwick America Re's reinsurance obligations. Given the long-term nature of the stop-loss reinsurance agreement, the amount of the cash deposit may be greater than Trenwick America Re's obligations under the stop-loss reinsurance agreement. The security deposit will earn an investment credit at a rate equal to the three-year United States Treasury bill as of the close of business on the first business day of the applicable time period. The amount of the security deposit in excess of certain decreasing amounts over time will be returned to Trenwick America Re on a payment schedule beginning March 31, 2006, provided that at such times Trenwick America Re has an A.M. Best rating of "A-" or better. On January 12, 2012, regardless of whether Trenwick America Re has reacquired an "A-" or rating from A.M. Best, that portion of the security deposit that exceeds the positive difference (if any) of Trenwick America Re's obligations minus the amount in the experience fund, will be returned to Trenwick America Re.

An "event of default" by Trenwick America Re under the Chubb facility would occur if creditors attach or take possession of any material amount of Trenwick America Re's assets, or if Trenwick America Re voluntarily or involuntarily enters into rehabilitation, dissolution, winding-up, liquidation, administration or reorganization proceedings under applicable bankruptcy, insolvency or similar law. Upon the occurrence of an event of default by Trenwick America Re, no profit commission will be paid and no reductions in the amount of collateral will be made until the event of default ceases, or January 1, 2012, whichever is earlier. At that time, the profit commission payment schedule and collateral reduction schedules will recommence at the point at which the event of default occurred.

Since November 1, 2002, the effective date of the Chubb facility, Trenwick America Re has written approximately $127 million in gross premiums under the facility. To date, almost all of the bound premiums have been renewal business.

Recently, Trenwick America Re has demonstrated an inability to attract new business. Trenwick America Re generally obtains all of its business through brokers and reinsurance intermediaries which seek its participation on reinsurance being placed for their customers. In writing reinsurance business, Trenwick America Re does not target specific types of clients, classes of business or types of reinsurance. Rather, it selects transactions based upon the quality of the reinsured, the attractiveness of the reinsured's insurance rates and policy conditions and the adequacy of the proposed reinsurance terms.

The major lines of reinsurance currently underwritten by Trenwick America Re during 2002, 2001 and 2000 were accident and health, property, errors and omissions, environmental liability and general liability. Together these lines accounted for an aggregate of at least 71% of its net premiums written in each of 2002, 2001, and 2000. During these periods Trenwick America Re also wrote medical malpractice, workers' compensation, products liability and automobile liability lines of reinsurance. The business written under the Chubb facility has been and is expected to be similar in nature to that written in prior years, with the exception of accident and health.

Three ceding companies generated a significant amount of the treaty reinsurance business, accounting for 25%, 22%, and 31% of Trenwick America Re's gross premiums written in 2002, 2001 and 2000, respectively. During 2002, XL America Group, Zurich and Avemco Group accounted for 9%, 9% and 7%, respectively, of Trenwick America Re's gross premiums written.

Marketing

Trenwick America's treaty reinsurance business segment generally obtains its business through reinsurance brokers, which represent the ceding company and clients in negotiations for the purchase of insurance or reinsurance. The process of effecting a brokered placement typically begins when a client or ceding company enlists the aid of a broker in structuring a reinsurance program. Often the various parties will consult with one or more lead underwriters as to the pricing and contract terms of the protection being sought. Once the terms quoted by the lead underwriter have been approved, the broker will offer participation to qualified insurers or reinsurers until the program is fully subscribed at terms agreed to by all parties.

Trenwick America pays such intermediaries or brokers commissions representing negotiated percentages of the premium it writes. These commissions constitute part of Trenwick America's policy acquisition costs. Under certain limited circumstances, selected administrators have the authority to bind a portion of Trenwick America's business. These administrators are subject to periodic financial and operational reviews. Trenwick America does not commit in advance to accept any portion of the business that brokers submit to it. Business from any company, whether new or renewal, is subject to acceptance by Trenwick America.

During 2002, three brokers generated 30% of Trenwick America's gross premiums written, of which Aon Reinsurance Agency accounted for 16%, Marsh and MacLennan accounted for 9%, and Reinsurance Alternatives accounted for 5%. During 2001, Aon Reinsurance Agency accounted for 19%, Marsh and MacLennan accounted for 8%, Reinsurance Alternatives accounted for 6% and Heath Lambert accounted for 6% of those gross premiums written. During the 2000 year, Aon Reinsurance Agency provided 27%,

Benfield Blanch provided 11% and Marsh and MacLennan provided 9% of the gross written premiums reflected in Trenwick America's consolidated financial statements.

Since November 2002, Trenwick America Re has only participated in reinsurance underwriting through the Chubb facility.

Underwriting

Trenwick America's underwriting philosophy emphasizes a transactional approach to underwriting in which any insurance or reinsurance transaction for any line of property or casualty business is considered separately on its own merits. The underwriter's primary objective is to assess the potential for an underwriting profit for each submission. The risk assessment process undertaken by Trenwick America's underwriters generally involves a comprehensive analysis of historical data, when available, and estimates of future potential losses which may not be evident in the historical data. The factors which Trenwick America considers include the type of risk, details of the underlying insurance coverage provided, adequacy of pricing using actuarial analysis and the terms and conditions. Trenwick America has established formal underwriting policy standards for its operations. This process involves pre-binding reviews of individual material transactions by its senior underwriting staff. Underwriting policies for insurance and reinsurance transactions are supplemented by conducting periodic internal audits of each underwriting department to ensure compliance with underwriting policies and procedures.

Since its treaty reinsurance operations comprise few but significantly sized accounts, Trenwick America frequently conducts underwriting and claims audits of ceding companies to assist it in evaluating the information submitted by the ceding companies, before agreeing to participate in a reinsurance transaction, as well as during the period the reinsurance is in effect.

Competition

The "Significant Developments" described above and other items described in this report on Form 10-K as well as its significantly weakened financial condition have had a materially adverse effect on Trenwick America's ability to effectively compete. Trenwick America has only written a very small percentage of new business through the Chubb facility and has been principally focused on writing renewal business. Without the Chubb facility, or a similar relationship with another unaffiliated highly rated third party insurer, Trenwick America likely would be unable to write new or renewal business through its insurance company subsidiaries. Additionally, even with the Chubb facility, Trenwick America continues to experience difficulty in attracting new business as a result of constraints imposed by its financial condition and the perception of its continued instability.

Claims Administration

Claims are managed by Trenwick America's professional claims staff whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves and payment of claims. In addition, the claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected brokers, managing agents and ceding companies. In certain instances, a claims audit may be performed prior to assuming reinsurance business as part of a comprehensive risk evaluation process. In reviewing claims, Trenwick America's claim staff uses their own judgment as well as advice from lawyers and loss adjusters where appropriate.

Runoff Operations - Specialty Program Insurance

Trenwick America announced on October 30, 2002 that it would cease underwriting new specialty program insurance business effective immediately. The specialty property and casualty sector is a segment of the property and casualty insurance industry that underwrites risks that are generally more complicated or specialized than those of traditional insureds. Operating under the Canterbury name on an admitted and non-admitted basis through Trenwick America Re's subsidiaries, INSCORP, Dakota and Chartwell Insurance Company (merged with and into Trenwick America Re effective December 31, 2002), Trenwick America underwrote on a primary basis property and casualty insurance primarily through managing general agents, which managed specialty programs pursuant to underwriting guidelines established from time to time. Examples of these programs include commercial multi-peril policies on fire resistive triple-A construction condominiums, small artisan contractors, personal lines insurance for mobile homeowners including optional earthquake, workers' compensation policies for small to medium sized employers of lower hazard classification, and professional liability and contractors' pollution liability coverages. Canterbury frequently conducts underwriting, claims and accounting audits of the managing general agencies through which business was written. This assists Canterbury in evaluating the information submitted by the managing general agencies.

At the time that the property and specialty program insurance business through Canterbury was discontinued, there were approximately 18 managing agents. Trenwick America and third party administrators will continue to administer and pay claims in connection with the insurance policies previously underwritten under the program. In addition, Trenwick America is working with its specialty program administrators to attempt to facilitate appropriate transitions for their existing books of insurance business to other carriers. In accordance with its existing obligations under certain programs and in some cases to provide smooth transition to a new carrier, during the first six months of 2003 limited new and renewal underwriting authority has been granted to selected managing general agents, and a limited number of policies will be renewed by Canterbury for up to 12 months.

Trenwick America's objective with respect to its insurance and reinsurance business in runoff is to maximize the economic value of the runoff through effective claims settlement, commutation of assumed obligations where appropriate, collection of reinsurance recoverables and effective cash and investment management. The overall financial condition of each of the runoff operations will determine Trenwick America's ability to successfully accomplish this goal. Trenwick America expects that it will manage each runoff subsidiary's outstanding liabilities until their natural expiration, although it may explore other strategic alternatives to assure that the interests of policyholders and ceding companies are protected, while maximizing the potential for return. From time to time Trenwick America may also seek the advice of outside experts and retain consultants to assist in these efforts.

Unpaid Claims and Claims Expenses

General

Insurers and reinsurers establish claims and claims expense liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred. Claims and claims expense liabilities have two components: case liabilities, which are liabilities for reported claims, and incurred but not reported, or "IBNR" liabilities, which are liabilities for claims not yet reported. Significant periods of time may elapse between the occurrence of an insured claim, the reporting of the claim to the insurer and subsequent reporting of the claim to the reinsurer, the insurer's payment of that claim, and later payments by the reinsurer to the insurer.

Trenwick America first establishes its case liabilities for a reported claim when it receives notice of the claim. It is Trenwick America's general policy in the case of reinsurance to establish liabilities for reported claims in an amount equal to the greater of the liability recommended by the ceding company or the claim as estimated by Trenwick America's claims personnel. In the case of insurance, it is Trenwick America's general policy to establish liability for reported claims in an amount equal to the claim amount reported by the managing general agent. In the case of reinsurance, Trenwick America periodically conducts investigations to determine if the amount reserved by the ceding company is appropriate or should be adjusted. During the claim settlement period, which may be many years, additional facts regarding individual claims may become known. As additional facts become known, it may become necessary to refine and adjust upward or downward the estimated liabilities on a claim, and even then the ultimate net liabilities may differ from the revised estimates.

Actuarial Methods

Forecasting of reserves for future losses is based on historical experience and future assumptions. As a result, reserves are inherently subjective and may fluctuate based on actual future experience and changes to current or future trends in the legal, social or economic environment.

Trenwick America utilizes several actuarial evaluation methods including the two most common methods of actuarial evaluation used within the insurance industry, the Bornhuetter-Ferguson method and the loss development method. The Bornhuetter-Ferguson method involves the application of selected loss ratios to Trenwick America's earned premiums to determine estimates of ultimate expected unpaid claims and claims expenses for each underwriting year. Multiplying expected losses by underwriting year by a selected loss reporting pattern gives an estimate of reported and unreported IBNR losses. When the IBNR is added to the loss and loss adjustment expense amounts with respect to claims that have been reported to date, an estimated ultimate expected loss results. Trenwick America believes that this method provides a more stable estimate of IBNR that is insulated from wide variations in reported losses. In contrast, the loss development method extrapolates the current value of reported losses to ultimate expected losses by using selected reporting patterns of losses over time. The selected reporting patterns are based on historical information (organized into loss development triangles) and are adjusted to reflect the changing characteristics of the book of business written by Trenwick America.

Trenwick announced on October 25, 2002 that it had engaged independent actuaries to conduct a review of reserves for unpaid claims and claims expenses at each of Trenwick's operating subsidiaries, including Trenwick America's. Following the independent actuarial review, Trenwick America increased its reserves for unpaid claims and claims expenses in the fourth quarter of 2002 by $100.4 million (net of benefits related to reductions in the liability under Trenwick America's contingent interest notes). The increases in Trenwick America's reserves were based upon the study conducted by the independent actuarial consultants and additional work performed by Trenwick's internal actuaries as well as subjective analysis, by Trenwick America's management and represent management's best estimate of ultimate expected claims liabilities. The reserve increase reflects a reassessment of Trenwick America's reserves for unpaid claims and claims expenses in light of recent reported loss activity trends across its major business groups and principally impacts the 1998 to 2001 accident years. Included in the reserve increase was $20 million relating to Trenwick America's exposure to asbestos and environmental liabilities. Following this increase to Trenwick America's asbestos and environmental reserves, Trenwick America's three year survival ratio (i.e., number of years that existing reserves will last if the current level of average annual payments for the last three years repeats itself indefinitely) for this type of exposure will be approximately 13 years.

Trenwick's actuarial staff performs quarterly reserve reviews for its operating insurance company subsidiaries. These reviews incorporate the latest reported loss experience to Trenwick America, the updating of historical loss development patterns and other appropriate adjustments for unusual trends or events, and may result in additional reserve adjustments in the future.

Trenwick America's reserves for unpaid claims and claim expenses are carried at management's best estimate of the ultimate expected claim liabilities and claim adjustment expense, generally without any discount to reflect the time value of money, in accordance with both statutory accounting practices and accounting practices generally accepted in the United States of America, sometimes referred to as United States GAAP. Certain workers' compensation indemnity reserves for unpaid claims and claims expenses, $4.7 million at December 31, 2002, are discounted using an interest rate of 3.5%.

Net unpaid claims and claims expenses at December 31, 2002, 2001 and 2000 include reserves from all business units of Trenwick America. Reserves have indicated deficiencies of $229.4 million, $22.4 million and $32.5 million for December 31, 2001, 2000 and 1999 reserves respectively. These deficiencies were across all business segments, related to claims occurring between 1998 and 2001 and were across multiple lines of business. The period from 1998 to 2001 represents a period of weak insurance and reinsurance pricing and the actual loss results for business written during that period have turned out to be significantly worse than originally estimated by Trenwick America when it originally wrote the business and subsequently re-estimated reserves for this business.

Trenwick America's business consists primarily of relatively short-tail specialty insurance and reinsurance business. For a significant portion of its specialty insurance business, the occurrence of losses may not be indicative of future trends, as losses in this business are susceptible to significant changes in both frequency and severity. Trenwick America's reinsurance business consists of partial participation with others, in various reinsurance agreements with individual insurance companies. As such, claim count information is not always available to reinsurers. Trenwick America generally responds to the dollar amount of losses reported by ceding companies during any calendar year.

In 2002, re-estimation of loss results was based upon additional information obtained in 2002. As a result, reserve deficiencies increased due to significant changes in reserving assumptions made during 2002, which included i) an increase in certain loss ratio assumptions used in reserve calculations, generally because of higher than expected reported loss activity to date on recent accident years; ii) changes in loss development patterns based on the most recent historical experience; and iii) an increase of asbestos and environmental loss reserves of $20 million in the fourth quarter because of continued expansion of claims and litigation in this area.

Trenwick's actuaries derive a central estimate of loss reserves by business unit utilizing the reserving methodology judged to be the most appropriate for the unit and line of business. A range of plus or minus 5% is judgmentally defined about the central estimate reserve estimate as representing a "reasonable" range for lower or higher outcomes. Trenwick America, after reviewing the results of the actuarial reserve reviews, then determines its best estimate within the range. At December 31, 2002, the range of net reserve (indications in $ millions) was as follows:

               Low Range Indication                   $920
               Central Indication                     $977
               High Range Indication                $1,035
               Actual Net Reserve                     $973
               Difference Central less Actual           $4

The $4 million difference between Indicated and Actual net reserves at year end 2002 arises from a different assessment than the external actuaries on the results for accident year 2002 treaty reinsurance business.

As previously described, Trenwick engaged an independent actuary to conduct a review of reserves for unpaid claims and claims expenses at each of Trenwick's operating subsidiaries including Trenwick America's subsidiaries. The results of this study, together with work performed by Trenwick's internal actuaries, was used to establish management's best estimate of ultimate expected claims liabilities at December 31, 2002.

Trenwick's internal actuarial assessments of reserves materially differed from those of the external actuaries in Trenwick America's asbestos and environmental reserves. For Trenwick America's remaining reserves, the difference between the independent actuaries' and internal actuaries' indications were not significant.

Asbestos & Environmental ("A&E") Reserves:

The study completed by the independent actuary on A&E reserves indicated that there was significant uncertainty in the estimates beyond those normally encountered in actuarial circumstances. The range of estimates established for these reserves were also significantly wider than the 5% used by Trenwick's internal actuaries in establishing a reasonable range of lower and higher outcomes. In making its reserve estimate, management considered that the addition of $20 million to INSCORP's A&E reserves resulted in a three-year survival ratio of 12.9, which is higher than the property and casualty insurance industry ratio at year-end 2001 as reported by A.M. Best and which Trenwick America believes is consistent with levels of companies booking A&E adjustments in 2002. Annual A&E payments at INSCORP have declined over the last three years, being $9.7 million, $6.4 million and $5.0 million for 2000, 2001 and 2002, respectively.

The NYID required that an independent actuary provide a reserve statement of opinion for INSCORP with respect to its statutory basis reserves at December 31, 2002. INSCORP's independent actuary has issued a reserve opinion concluding that INSCORP's loss reserves, excluding A&E related liabilities, make a reasonable provision for all unpaid loss and loss expenses obligations of INSCORP. With respect to the A&E reserves of INSCORP, the independent actuary stated that he had not determined that the company's reserves were unreasonable, but that due to certain risk factors, a reserve for the company's A&E claims cannot be reasonably estimated at this time. The particular risk factors cited by the independent actuary included:

      o Significant recent changes in the asbestos environment, including a significant increase in the number of asbestos-related claims being made against defendants;

      o     Defendant bankruptcies;

      o     Dramatic settlement amounts;

      o The increased number of plaintiff attorneys specializing in asbestos claims; and

      o     The spread of litigation to peripheral defendants.

The independent actuary noted that, given the low surplus level of INSCORP and the magnitude of its liabilities arising from A&E claims relative to its surplus level, he had limited the scope of his opinion to exclude A&E liabilities.

Trenwick America's unpaid claims and claims expense liability at December 31, 2002 and 2001 includes an estimate of Trenwick America's ultimate liability for A&E claims of $112.0 million and $91.1 million, respectively, comprising gross liabilities for unpaid claims and claims expenses of $145.0 million and $118.7 million, respectively, net of reinsurance recoverable on unpaid claims and claims expenses of $33.0 million and $27.6 million.

Regulation

Trenwick America and its insurance and reinsurance company subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating Trenwick America's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to Trenwick America's subsidiaries relate to reporting and enable regulators to closely monitor Trenwick America's performance. Typical required reports include information concerning Trenwick America's capital structure, ownership, financial condition, and general business operations.

Because Trenwick America is a holding company, its principal sources of funds consist of permissible dividends, tax allocation payments and other statutorily permissible payments from its respective regulated operating insurance company subsidiaries, each of which is subject to oversight and regulatory supervision by insurance regulators in its jurisdiction of domicile. As a result of recent losses incurred by these operating insurance company subsidiaries, their cash distribution capacities have been significantly reduced. Each insurance regulatory body, including those of New York, Connecticut and North Dakota may act independently with respect to the company or companies domiciled in its jurisdiction. To the extent that any such regulator takes action with respect to an insurance company domiciled in its jurisdiction, such action could adversely impact the ability of Trenwick America to continue to function, or could precipitate other actions by other insurance regulators with respect to the particular Trenwick America company or companies under their primary jurisdiction. Additionally, although the financial statements contained in this Report are set forth on a consolidated basis, the actual assets and liabilities shown in the financial statements are held by the insurance company subsidiaries and generally will not be available to satisfy the obligations of other companies within the Trenwick America group of companies. Insurance regulators may also review certain payments made to Trenwick America by its insurance company subsidiaries, such as payments for administrative services, and could attempt to seek return of such payments to the insurance company subsidiaries.

Trenwick America's operations are subject to extensive regulation under state statutes that delegate regulatory, supervisory and administrative powers to state insurance commissioners. The extent of regulation varies from state to state, but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, deposits of securities for the benefit of policyholders, policy form approval, and market conduct regulation, including the use of credit information in underwriting and other underwriting and claims practices. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. In general, regulated insurers must file all rates for directly underwritten insurance with the insurance department of each state in which they operate on an admitted basis; however, reinsurance generally is not subject to rate regulation.

Under the insurance laws of their respective states of domicile, Trenwick America's subsidiaries are required to maintain minimum levels of capital and surplus as regards to policyholders. The failure of an insurer to maintain the required surplus level can result in the placing of the insurer by the insurer's domestic state's insurance department into supervision, rehabilitation or liquidation proceedings, for the benefit of policyholders and creditors of the insurer, and the general public.

On December 3, 2002, Trenwick America Re entered into a "letter of understanding" with the Connecticut Department of Insurance pursuant to which Trenwick America America Re agreed that it would not take any of the following actions without the prior written approval of the Connecticut Insurance Commissioner or her designee:

      o Dispose of, convey or encumber any of its assets or business in force;

      o Withdraw any of its bank accounts except in the ordinary course of business;

      o     Settle any intercompany balances;

      o     Lend any of its funds;

      o     Transfer any of its property;

      o     Make any new investments other than cash equivalents;

      o Incur any debt, obligation or liability, except liabilities in the ordinary course of business;

      o     Make any material change in management;

      o     Make any material change in its operations;

      o     Move any books and records from its office in Stamford, Connecticut;

      o     Pay any dividends, ordinary or extraordinary;

      o Enter into any unaffiliated insurance or reinsurance contracts that would constitute new or renewal business, or any unaffiliated commutation agreements or settlement agreements in excess of $1 million not in the ordinary course of business; or

      o     Enter into affiliated transactions of any nature.

Senior management of Trenwick America Re has also agreed to meet with the Connecticut Insurance Department, in person or by conference call, with such frequency as may be deemed necessary by the Connecticut Insurance Commissioner or her designee, to provide updates on the status of Trenwick and any changes in the status of Trenwick America Re. Trenwick America Re is also required to provide to the Connecticut Insurance Department a monthly financial statement consisting of a balance sheet and income statement on the 15th day of each month as of the prior month end. The above described terms will remain in effect until such time as the Connecticut Insurance Commissioner deems that they are no longer necessary or issues an order that supercedes the letter of understanding.

On January 24, 2003, Trenwick America met with the Connecticut Department of Insurance to present preliminary 2002 financial statements of the regulated entities and provided the Connecticut Department of Insurance with an overview of Trenwick America's proposed restructuring plan. Trenwick America also discussed with the Connecticut Department of Insurance the reserve charges taken for the fourth quarter of 2002 and provided a detailed review of the independent actuarial analysis and Trenwick America's adjustments thereto. For a description of the independent actuarial analysis, see "--Unpaid Claims and Claims Expenses-- Actuarial Methods," above.

On January 29, 2003, Trenwick America met with the New York Insurance Department (the "NYID") and had similar discussions to those with the Connecticut Department of Insurance on January 24, 2003 described above. Trenwick America received a letter from the NYID dated March 11, 2003 in which the NYID noted that the surplus to policyholders of Trenwick America's New York domiciled insurance subsidiary, INSCORP, as of December 31, 2002 was $18.3 million and therefore was impaired in the amount of $16.7 million, based on the statutory requirement that it maintain a minimum surplus to policyholders of at least $35 million. In the letter, the NYID notified INSCORP that the surplus impairment must be corrected within 30 days, and directed it to advise the NYID within 30 days as to the steps management will take to remove the impairment and comply with the minimum surplus requirement. A plan to eliminate the impairment was submitted to the NYID on April 7, 2003. If the NYID is not satisfied that INSCORP has proposed a suitable plan to eliminate the impairment or does not accept the plan, the Superintendent of the NYID may proceed against INSCORP pursuant to the provisions of Article 74 of the New York Insurance Law, the statute authorizing supervision, rehabilitation, conservation, liquidation and dissolution of insurers, including domestic insurers.

Trenwick has also been notified by the NYID that, in the NYID's view, approximately $26 million in loans made to Trenwick America by INSCORP in 2002 were in contravention of New York regulatory requirements. Trenwick America does not have, and is unlikely in the near term to have, sufficient liquidity to repay the loan. As a result, INSCORP and Trenwick may be the subject of regulatory action brought by the NYID.

To date, the State of Florida has suspended the underwriting authority of INSCORP and Trenwick America Re to write any further business. In addition, the State of Colorado has recently suspended INSCORP's underwriting authority. It is anticipated that other states will suspend the underwriting authority of the various insurance companies.

Trenwick America's insurance subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, Trenwick America's insurance subsidiaries that conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws. Trenwick America does not expect the amount of any such guaranty fund assessments to be paid by Trenwick America, if any, in 2003 to be material.

National Association of Insurance Commissioners ("NAIC")

The National Association of Insurance Commissioners, or NAIC, is an organization which assists state insurance supervisory officials in the United States to achieve insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed for the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. Trenwick America is unable to predict what effect, if any, these developments may have on its operations and financial condition.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles, which is intended to standardize regulatory accounting and reporting for the insurance industry. Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Effective January 1, 2001, the states of Connecticut (domicile of Trenwick America Re), and North Dakota (domicile of Dakota Specialty Insurance Company) adopted codification. New York (domicile of INSCORP and its subsidiary, ReCor Insurance Company Inc.) adopted codification as well as certain prescribed accounting practices that differ from codification.

Risk Based Capital

The NAIC has adopted Risk-Based Capital, or RBC, requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. RBC is generally calculated and reported to the regulatory authorities with an insurance company's annual regulatory filings on or before March 1 of each year. The RBC calculation yields a ratio of the total adjusted statutory capital of an insurance company to the minimum level of statutory required capital as calculated under the provisions of the RBC model. The RBC calculation takes into account: (1) asset risk, (2) credit risk, (3) underwriting risk, and (4) all other relevant risks including the insurance company's current underwriting activities. The Model Act of the NAIC provides four levels of regulatory activity if the RBC ratio yielded by the calculation falls below specified minimums. At each of four successively lower RBC ratios specified by statute, increasing regulatory action may be required. The four levels are: (1) Company Action Level Event, (2) Regulatory Action Level Event, (3) Authorized Control Level Event, and (4) Mandatory Control Level Event.

Trenwick America's significant reserve increases in the fourth quarter of 2002 have had an adverse impact on the RBC ratings of its principal insurance company subsidiaries.

Trenwick America Re's RBC was at the "Regulatory Action Level Event" for the year ended December 31, 2002. At this level, the regulated entity is required to submit a Comprehensive Plan of Action to the regulatory body. Such a plan was submitted to the Connecticut Department of Insurance on January 23, 2003.

In addition, the Connecticut Department of Insurance, at its discretion, is also able to take any action deemed necessary under the circumstances.

INSCORP's reported RBC was at the "Mandatory Control Level Event" for the year ended December 31, 2002. As described above in "--Regulation", INSCORP has been informed by the NYID that it will be required to submit a plan to cure the existing statutory capital impairment. INSCORP has ceased underwriting new business and is in ongoing communication with the NYID concerning its operations and continued permitted activities. A plan to cure the existing statutory capital impairment was submitted by INSCORP on April 7, 2003. There can be no assurance that the plan will be determined to be acceptable to the NYID.

Holding Company Regulation

Trenwick America is subject to regulation under the insurance holding company statutes of various states, including Connecticut, New York and North Dakota, the domicile states of its insurance subsidiaries. The insurance holding company laws and regulations vary from state to state, but generally require an insurance holding company, and insurers and reinsurers that are subsidiaries of an insurance holding company, to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition, affiliate transactions and general business operations.

State laws also require prior notice or regulatory agency approval of direct or indirect changes in control or deemed control of an insurer, reinsurer or its holding company and of certain significant intercorporate transfers of assets within the holding company structure. Significant transactions between a domestic insurer and an affiliated company may require prior approval under the holding company statutes, including service and tax allocation agreements, loans and extensions of credit, reinsurance agreements, and dividends that exceed certain percentages. The acquisition of securities representing or convertible into more than ten percent of the voting power of the securities of Trenwick America or of Trenwick by an investor would be subject to prior approval by the Connecticut, New York and North Dakota insurance commissioners. Such investor would also be required to file certain notices and reports with the insurance commissioners prior to such acquisition.

Dividends

In concert with other actions being taken in the fourth quarter of 2002, on November 29, 2002, Trenwick America ceased payment of dividends on the capital securities of Trenwick Capital Trust I. Additionally, the December Amendments to the letter of credit facility prohibit Trenwick America from paying dividends on the capital securities. See Note 7 to the Notes to the Consolidated Financial Statements.

Because Trenwick America's operations are conducted through its operating subsidiaries, it is dependent upon the ability of its operating subsidiaries to transfer funds, principally in the form of cash dividends, tax and expense reimbursements and other statutorily permissible payments. In addition to general legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, Trenwick America's insurance subsidiaries are subject to further regulations that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations.

Under the applicable provisions of the insurance holding company laws of Connecticut, the state of domicile of Trenwick America Re, such companies may only pay dividends without the approval of the applicable state insurance regulator, if such dividends, together with other dividends paid within the preceding twelve months, are less than the greater of (i) 10% of the insurer's policyholders' surplus as of the end of the prior calendar year or (ii) the insurer's statutory net income, excluding realized capital gains, for the prior calendar year. As a further restriction, the maximum amount of dividends which may be paid is limited to the insurer's earned surplus, also known as its unassigned funds. Any dividend in excess of the amount determined pursuant to the foregoing formula would be characterized as an "extraordinary dividend" requiring the prior approval of the state insurance regulator. Under the "letter of understanding" entered into between Trenwick America Re and the Connecticut Department of Insurance on December 3, 2002, Trenwick America Re is not permitted to pay any dividends, ordinary or extraordinary, without the prior written approval of the Connecticut Insurance Commissioner or her designee. See "--Regulation."

Under New York law, which is applicable to INSCORP and ReCor Insurance Company Inc., the maximum ordinary dividend payable in any twelve month period without the approval of the New York Insurance Department is the lesser of (i) 10% of policyholders surplus as shown on the company's last annual statement or any more recent quarterly statement or (ii) the company's adjusted net investment income. Adjusted net investment income is defined as net investment income for the twelve months preceding the declaration of the dividend plus the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. In any case, New York law permits the payment of an ordinary dividend by an insurer or reinsurer only out of earned surplus.

Under the applicable provisions of the insurance holding company laws of North Dakota, the state of domicile of Dakota Specialty Insurance Company, payment of dividends in any year without prior regulatory approval is limited to the greater of (i) 100% of statutory net income excluding realized capital gains for the previous year, or (ii) 10% of the insurer's policyholder's surplus, excluding surplus arising from unrealized appreciation on investments or other assets.

The maximum dividend permitted by law may not be indicative of an insurer's actual ability to pay dividends, which may be constrained by business and other regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, beyond the limits described above, insurance regulatory authorities often have the discretion to limit the payment of dividends by insurance companies domiciled in their jurisdictions.

During 2002, 2001 and 2000, Trenwick America Re paid cash dividends of $17.4 million, $53.3 million and $19.3 million, respectively. INSCORP paid $10.0 million of cash dividends in 2001; it did not pay any dividends in 2002 or 2000. Trenwick America's other insurance subsidiaries did not pay any dividends in 2002, 2001 or 2000.

Investment Limitations

Connecticut, New York and North Dakota laws and regulations govern the types and amounts of investments which are permissible for Trenwick America's insurance subsidiaries. These rules are designated to ensure the safety and liquidity of the insurers' investment portfolio. In general, these rules permit insurers to purchase only investments which are interest bearing, interest accruing, entitled to dividends or otherwise income earning and not then in default in any respect, and the insurer must be entitled to receive for its exclusive account and benefit the interest or income accruing thereon. No security or investment is eligible for purchase at a price above its fair value or market value. In addition, these rules require investments by Trenwick America to be diversified. Trenwick America believes that it is in compliance in all material respects with all applicable investment laws.

United States Financial Services Reform

In 1999, United States federal legislation was passed which implemented fundamental changes in the regulation of the financial services industry in the United States. The law permits mergers that combine commercial banks, insurers and securities firms under one holding company, a "financial holding company." Bank holding companies and other entities that qualify and elect to be treated as a financial holding company may engage in activities, and acquire companies engaged in activities that are "financial" in nature or "incidental" or "complementary" to such financial activities. These financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities.

Until the passage of this legislation, the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. The ability of banks to affiliate with insurers may materially affect Trenwick America Re's product lines by substantially increasing the number, size and financial strength of potential competitors.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Trenwick America Corporation during the fourth quarter of 2002.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights material factors affecting Trenwick America Corporation's ("Trenwick America") results of operations for the years ended December 31, 2002 and 2001. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of Trenwick America for the years ended December 31, 2002, 2001 and 2000, contained in this Annual Report on Form 10-K. Trenwick America meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore omitting certain information otherwise required by Item 7.

Trenwick America discloses operating and non-operating income to enable the reader to understand how management evaluates Trenwick America's results of operations. These disclosures are not defined under accounting principles generally accepted in the United States of America; accordingly the use of these disclosures may not be comparable to other registrants.

Overview

Trenwick America is a Delaware holding company headquartered in Stamford, Connecticut whose principal treaty reinsurance business provides, through an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company (together "Chubb"), treaty reinsurance to insurers of property and casualty risks.

In 2002, Trenwick Group Ltd. ("Trenwick"), Trenwick America's ultimate parent company, conducted several strategic reviews of its operations in light of its capital constraints and determined that it was necessary for Trenwick America to reduce its operating leverage by reducing premium volumes, through either sales or discontinuance of certain lines of business, to a level more commensurate with its capital base and that of Trenwick and to concentrate its limited financial resources on its core franchise and business, treaty reinsurance where it would be able to write insurance and reinsurance based on direct or indirect financial support. Trenwick America assessed its alternatives and voluntarily placed into runoff its specialty program business formerly operated through its subsidiary, Canterbury Financial Group, Inc. ("Canterbury").

As a result of a significant deterioration in Trenwick's financial condition, more fully described in "Significant Developments" below, Trenwick hired Greenhill & Co., LLC as its financial advisor to assist in the evaluation and implementation of a possible restructuring of Trenwick America's outstanding indebtedness and its preferred equity as well as other strategic alternatives.

Significant Developments

During 2002 and the first quarter of 2003, a number of developments have occurred that have significantly and negatively affected Trenwick America's operations, capital structure and the financial resources required to conduct its businesses. Set forth below are brief descriptions of a number of these developments as well as certain material transactions entered into by Trenwick America to enable it to continue to conduct business operations despite the adverse developments. Investors are cautioned that Trenwick America has had a number of significant adverse events which could make it extremely difficult to continue in its current businesses, if at all, and they should carefully review the "Risk Factors" and "Forward-Looking Statements" sections, as well as other sections, of this Report.

Reserve Adjustments

Trenwick announced on October 25, 2002 that it had engaged independent actuaries to conduct a review of reserves for unpaid claims and claims expenses at each of Trenwick's operating subsidiaries, including Trenwick America's subsidiaries. Based upon the study conducted by independent actuarial consultants and additional work performed during the quarter by Trenwick's internal actuaries, Trenwick America increased its reserves for unpaid claims and claims expenses in the fourth quarter of 2002 by $100.4 million, which followed reserve increases made by Trenwick America earlier in 2002. The aggregate reserve increase for Trenwick America during 2002 was $229.4 million. Both the fourth quarter and year to date 2002 reserve increases are net of benefits related to reductions in the liability under Trenwick America's contingent interest notes. The reserve increases reflect a reassessment of Trenwick America's reserves for unpaid claims and claims expenses in light of recent reported loss activity trends across its major business groups and principally impacts the 1998 to 2001 accident years. Included in the fourth quarter 2002 reserve increase was $20 million relating to Trenwick America's exposure to asbestos and environmental liabilities. Following this increase to Trenwick America's asbestos and environmental reserves, Trenwick America's three year survival ratio (i.e., number of years that existing reserves will last if the current level of average annual payments for the last three years repeats itself indefinitely) for this type of exposure will be approximately 13 years. See "-- Unpaid Claims and Claims Expenses," below.

Deferred Income Tax Assets

Trenwick America incurred financial accounting losses in the years 1999 through 2002 and, in connection with such losses, recorded as an asset up to $119.2 million of net deferred income taxes (before application of a valuation allowance). The net deferred income tax asset represented the future tax benefit of the losses previously incurred by Trenwick America. Because of Trenwick America's cumulative financial accounting losses, in the absence of specific favorable factors, application of FASB Statement No. 109 required Trenwick America to establish, during the third quarter of 2002, a 100% valuation allowance against its deferred tax asset. The initial establishment of a 100% valuation allowance against Trenwick America's deferred tax asset increased Trenwick America's provision for income taxes and net loss by $54.5 million for the year ended December 31, 2002. The maintenance of a full valuation allowance against Trenwick America's net deferred tax asset through December 31, 2002 further increased Trenwick America's provision for income taxes and net loss by $64.4 million for the year ended December 31, 2002. Trenwick America's management will continue to monitor its tax position and reassess the need for a valuation allowance on its deferred tax asset on a periodic basis.

Potential Events of Default Under Senior Secured Credit Facility

Concurrently with the business combination involving LaSalle Re Holdings and Trenwick Group Inc. in September of 2000, Trenwick America and Trenwick Holdings Limited ("Trenwick Holdings"), Trenwick's United Kingdom holding company, entered into an amended and restated $490 million credit agreement with various lending institutions (the "Banks"). The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid in full on June 17, 2002. Additionally, on December 24, 2002, the credit agreement was amended to reduce the letter of credit facility, which is utilized by Trenwick to support its underwriting operations at Lloyd's of London ("Lloyd's"), to the currently outstanding $182.5 million. The letter of credit facility is scheduled to terminate on December 31, 2003, although the letters of credit issued pursuant to the facility will not expire until December 31, 2006.

Pursuant to a guaranty agreement entered into concurrently with the credit agreement, Trenwick has guaranteed the obligations of Trenwick America and Trenwick Holdings under the credit agreement. In April of 2002, Trenwick pledged the capital stock of LaSalle Re Holdings, which was a guarantor of the obligations under the credit agreement, and LaSalle Re as collateral to the Banks. In December of 2002, Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks additional security interests as described below.

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's, Trenwick America's and Trenwick Holdings' operating subsidiaries below "A-." The lowered A.M. Best Company ratings constituted an event of default under the credit agreement. In addition, increases in Trenwick's, Trenwick America's and Trenwick Holdings' reserves for unpaid claims and claims expenses and the establishment of a Trenwick America deferred tax asset valuation allowance in the third quarter of 2002 resulted in violations of the financial covenants in the credit agreement requiring Trenwick, Trenwick America and Trenwick Holdings to maintain a minimum tangible net worth and minimum risk-based capital. On November 13, 2002, Trenwick, Trenwick America, Trenwick Holdings and the Banks executed a forbearance agreement with respect to the events of default arising from the lowered A.M. Best Company ratings and financial covenant violations.

Subsequently, an amendment and waiver of default under the credit agreement and amendments to the guaranty agreement have been entered into on December 24, 2002 (the "December Amendments"). The December Amendments extended the letter of credit facility through December 31, 2003 to support Trenwick's underwriting operations at Lloyd's for the 2003 year of account. To those Banks extending their letters of credit, Trenwick, Trenwick America and Trenwick Holdings agreed to pay a 5% per annum cash letter of credit fee, issue pay-in-kind notes bearing interest at LIBOR plus 2.5% per annum to evidence an additional 3.16% per annum letter of credit fee, issue warrants equal to 10% of Trenwick's fully diluted equity capital, and pay 15% of the profits earned by Trenwick and its subsidiaries for the 2002 and 2003 Lloyd's years of account. Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks a security interest in all of their respective equity interests in, and the assets and property of, their direct and indirect subsidiaries as additional collateral for the Banks, and to cause the subsidiaries to provide a guaranty to the Banks subject to applicable laws and regulations and certain existing contractual rights of holders of other indebtedness.

The December Amendments also prohibit Trenwick, Trenwick America and Trenwick Holdings and their respective subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the perpetual preferred shares of LaSalle Re Holdings and the capital securities of Trenwick Capital Trust I). The December amendments and the other amendments and waivers entered into the first quarter of 2003 waive certain other defaults, add covenants further restricting the operation of Trenwick's, Trenwick America's and Trenwick Holdings' business, prohibit Trenwick, Trenwick America and Trenwick Holdings and their respective subsidiaries from making certain payments without the Banks' approval, prohibit Trenwick, Trenwick America and Trenwick Holdings and their respective subsidiaries from selling or otherwise disposing of any assets or property, require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

Pursuant to the December Amendments, Trenwick is required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. If it is unable to do so, Trenwick's insurance company subsidiaries, including those of Trenwick America, will be prohibited from underwriting any insurance or reinsurance business without the Banks' prior approval. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, it is required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendments. Additionally, Trenwick does not believe that it will be able to replace the letters of credit with other letters of credit or collateral acceptable to Lloyd's. See Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Since December, 2002, Trenwick, Trenwick America and Trenwick Holdings have entered into additional amendments and numerous waivers with the Banks providing for, among other things, waivers of potential covenant defaults, further reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments, approval of the extension of Trenwick America's senior notes from April 1, 2003 to August 1, 2003, the related payment of interest accrued to April 1, 2003 to the senior note holders and extension of numerous deadlines imposed under the December Amendments.

If there is an event of default under the credit agreement, including as a result of Trenwick failing to collateralize the letters of credit as described above, or if there is an event of default under other outstanding indebtedness of Trenwick or its subsidiaries, including under the Senior Notes of Trenwick America, resulting in a cross default under the credit agreement, Trenwick, Trenwick America and Trenwick Holdings may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the credit agreement and the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's, Trenwick Holdings' or Trenwick America's financial statements. If the potential future events of default occur and are not waived, there is substantial doubt as to Trenwick's and Trenwick America's ability to continue as going concerns, and Trenwick and/or one or more of its subsidiaries, including Trenwick America, may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time one or more of the insurance regulatory authorities having jurisdiction over Trenwick's, Trenwick America's or Trenwick Holdings' insurance company subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick or its subsidiaries may commence proceedings against Trenwick or its unregulated subsidiaries, including Trenwick America, seeking their liquidation.

Potential Event of Default under Senior Notes

Included in Trenwick America's indebtedness at December 31, 2002 are 6.7% senior notes with an aggregate principal amount of $75 million, which were initially due on April 1, 2003 and pursuant to an amendment have been extended to August 1, 2003 (the "Senior Notes"). Trenwick America is engaged in continuing discussions with holders of the Senior Notes with respect to a possible restructuring of these Senior Notes. The agreements entered into in connection with the renewal of Trenwick, Trenwick America and Trenwick Holdings' letter of credit facility in December 2002, and as further amended, provide that Trenwick America will replace, refinance or restructure these senior notes by July 15, 2003. At this time, Trenwick America does not have sufficient available liquidity to pay the amount due on August 1, 2003 and is uncertain whether it will be able to complete the restructuring by July 15, 2003. If Trenwick America is unable to restructure these Senior Notes and either the banks under the credit facility or the holders of the Senior Notes decide to exercise the rights available to them or take other action with respect to the assets of Trenwick America, Trenwick America and/or one or more of its subsidiaries may be forced to seek protection from creditors. In addition, at any time the insurance regulatory authorities having jurisdiction over Trenwick America's insurance company operating subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick America or its subsidiaries may commence proceedings against Trenwick America or its unregulated subsidiaries seeking their liquidation.

Going Concern Qualification

Trenwick America's independent accountants, PricewaterhouseCoopers LLP, have stated in their audit report dated March 31, 2003 except for Note 7 to the financial statements as to which the date is April 9, 2003, with respect to Trenwick America's financial statements as of and for the twelve months ended December 31, 2002, that substantial doubt exists as to Trenwick America's ability to continue as a going concern.

Recent Ratings Actions

Moody's Investors Service announced on January 31, 2003 that it had lowered the senior debt rating of Trenwick from "Caa3" to "Ca", and had lowered the ratings of the trust preferred securities of Trenwick America from "Ca" to "C", following Trenwick's announcement that it would post a fourth quarter 2002 reserve charge. Moody's Investors Service noted that the reserve charge was significant in relation to the book value reported by Trenwick at the end of the third quarter of 2002 and also in relation to Trenwick's market capitalization, which is well below that amount. Moody's Investors Service also noted that, in its opinion, the charge further diminishes the value that creditors will be able to extract from Trenwick America and its affiliates in its restructuring efforts, and that currently virtually all of Trenwick America's financial assets are held by regulated insurance subsidiaries, limiting resources available to meet debt obligations.

Standard and Poor's Ratings Services announced on April 2, 2003 that it had lowered the counterparty credit ratings on Trenwick and Trenwick America to "D" following the announced non-payment of principal and interest on the senior notes. Standard & Poor's also stated that despite the agreement in principal to extend the maturity of the senior notes, it believes that the prospect for significant recoveries to the senior note holders is very low. Standard & Poor's also announced on March 4, 2003 that it placed its "CCC" counterparty credit and financial strength ratings on Trenwick America's subsidiaries, Trenwick America Reinsurance Corporation ("Trenwick America Re"), Dakota Specialty Insurance Company ("Dakota") and The Insurance Corporation of New York ("INSCORP") on CreditWatch negative. In addition, Standard and Poor's withdrew its "CCC" counterparty credit and financial strength ratings on Chartwell Insurance Company due to its merger with Trenwick America Re.

On April 2, 2003, A.M. Best Company announced that it had withdrawn the financial strength rating of "C" (Weak) and assigned a "NR-4" rating (Rating Withdrawn at Company's Request) to Trenwick America Re. Concurrently, A.M. Best downgraded the debt rating of Trenwick America to "D" from "C" relating to its Senior Notes. These rating actions followed the announced non-payment of principal and interest on the Senior Notes. The financial strength rating of Trenwick America Re had previously been downgraded to "C" (Weak) from "B-"
(Fair) on February 3, 2003. At that time, the ratings for all of Trenwick America Re's subsidiaries were withdrawn, and Trenwick America's debt ratings were downgraded to "C".

On April 3, 2003, Fitch Ratings announced that it had lowered its long term and senior debt rating on Trenwick America to "D" from "C". In addition, Fitch lowered its long term ratings on Trenwick and LaSalle Re Holdings to "D" from "C". Fitch's "C" ratings on LaSalle Re Holdings' preferred shares and the capital securities of Trenwick Capital Trust I were unchanged. Fitch's rating action also followed the announced non-payment of principal and interest on the Senior Notes. Fitch's "D" rating indicates that they believe that Trenwick America's senior note holders' recovery value is unlikely to exceed fifty percent.

Actions by Insurance Regulators

On December 3, 2002, Trenwick America Re entered into a "letter of understanding" with the state of Connecticut Insurance Department pursuant to which Trenwick America Re agreed that it would not take certain actions without the prior written approval of the Connecticut Insurance Commissioner or her designee, including conducting business, disposing of any assets, settling any intercompany balances or paying any dividends. For further discussion of the Connecticut letter of understanding, see "Regulation ."

Trenwick America Re's reported Risk-Based Capital ("RBC") was at the "Regulatory Action Level Event" at December 31, 2002. At this level, Trenwick America Re was required to submit a Comprehensive Plan of Action to the Connecticut Insurance Department. Such a plan was submitted to the Connecticut Insurance Department on January 23, 2003. In addition, in connection with the Regulatory Action Level Event the Connecticut Insurance Department, at its discretion, is authorized to take any action deemed necessary under the circumstances.

INSCORP's reported RBC was at the "Mandatory Control Level Event" at December 31, 2002. New York Insurance Law requires that New York domiciled insurers report their risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. Recently, INSCORP has been informed by the New York Insurance Department ("NYID") that it will be required to submit a plan by April 10, 2003 to cure the existing statutory capital impairment. If the NYID is not satisfied that INSCORP has proposed a suitable plan to eliminate the impairment or does not accept the plan, the Superintendent of the NYID may proceed, or Trenwick America may of its own volition determine that it is in its best interest for the NYID to proceed, against INSCORP pursuant to the provisions of Article 74 of the New York Insurance Law, the statute authorizing supervision, conservation, rehabilitation, liquidation and dissolution of insurers, including domestic insurers. A plan to eliminate the capital impairment of INSCORP was submitted on April 7, 2003. There can be no assurance that the plan will be determined to be acceptable by the NYID.

Trenwick America has been notified by the NYID that, in the NYID's view, approximately $26 million in loans made to Trenwick America by INSCORP in 2002 were in contravention of New York regulatory requirements. As a result, INSCORP and Trenwick America may be the subject of regulatory action brought by the NYID.

For a description of the RBC requirements applicable to Trenwick America's United States insurance company subsidiaries, see "--Regulation - Risk Based Capital."

Chubb Facility

During the fourth quarter of 2002, Trenwick America Re entered into an underwriting facility with Chubb which permits Trenwick America Re to underwrite up to $400 million of treaty reinsurance business on behalf of Chubb through the end of January 2004. The underwriting portion of the facility is subject to cancellation prospectively by either party at anytime. Given the current financial condition of Trenwick America, the ratings of its operating insurance company subsidiaries and the related impact on its ability to continue underwriting, Trenwick America Re periodically reviews the viability of maintaining this underwriting facility and may, at any time in order to reduce costs, discontinue underwriting through the facility. Trenwick America Re is entitled to receive two-thirds of any profits generated by the business, with the initial profit distribution from Chubb to Trenwick America Re scheduled to begin in 2006. See "-- Segment Information - Treaty Reinsurance Segment - Chubb Underwriting Facility."

Runoff Operations

On October 30, 2002, Trenwick America announced that it had ceased underwriting substantially all new insurance policies in its United States specialty program business, which operated under the name Canterbury and through Trenwick America Re's subsidiaries INSCORP, Dakota and Chartwell Insurance Company (merged with and into Trenwick America Re effective December 31, 2002). Trenwick America's subsidiaries will continue to administer and pay claims in connection with the insurance policies previously underwritten through Canterbury.

Intercompany Loans

During the year ended December 31, 2002, Trenwick America Re and INSCORP loaned $33.3 million and $26.3 million, respectively, to Trenwick America. The funds received through these loans were used to service Trenwick America's debt obligations and to fund affiliate transactions. At this time, Trenwick America does not have sufficient available liquidity to repay these loans.

Business Segments

During the years ended December 31, 2002, 2001 and 2000, Trenwick America conducted its specialty insurance and reinsurance business in the following business segments which are described in further detail below:

o     Treaty Reinsurance, and

o     Specialty program insurance (in runoff)

Trenwick America's reinsurance segment includes treaty reinsurance on United States property and casualty risks. Treaty reinsurance is written principally through Trenwick America Re, which is located in Stamford, Connecticut and includes the runoff of reinsurance business formerly written by Chartwell Insurance Company (merged with and into Trenwick America Re effective December 31, 2002) and INSCORP. In addition, Trenwick America Re entered into the Chubb underwriting facility which permits Trenwick America Re to underwrite up to $400 million of treaty reinsurance business on behalf of Chubb through the end of January 2004. Chubb retains final underwriting and claims authority with respect to all business generated through the underwriting facility and retains the premium in an experience account for the benefit of both Chubb and Trenwick America Re. Chubb will receive one-third and Trenwick America Re will receive two-thirds of any profits generated by the business with initial profit distribution from Chubb scheduled to begin in 2006. In addition, Trenwick America Re will reinsure Chubb for 100% of the claims, claims expenses and underwriting expenses incurred under the underwriting facility in excess of the premiums collected and investment income earned in the underwriting facility. To collateralize its reinsurance obligations to Chubb, Trenwick America Re posted a $50 million security deposit with Chubb. To date, Trenwick America Re has underwritten approximately $127 million of premiums through the underwriting facility.

Trenwick America's Specialty program insurance segment was written principally through its subsidiary, Canterbury Financial Group, Inc. and its operating subsidiaries, INSCORP, Dakota Specialty Insurance Company and Chartwell Insurance Company (merged with and into Trenwick America Re effective December 31, 2002). Trenwick America ceased underwriting United States specialty program insurance effective October 30, 2002. Therefore this segment will be substantially limited to run off activities in 2003.

Excluded from the aforementioned segments is the Excess and Casualty Reinsurance Association Pool ("ECRA Pool") runoff, which includes reinsurance that was non-renewed. The ECRA Pool was a New York State licensed pool that underwrote multi-line property and casualty business until it ceased underwriting in

1983. Trenwick America Re participated in the ECRA pool during pool years 1978 to 1982 while INSCORP participated during pool years 1950 to 1956.

Results of Operations - Years Ended December 31, 2002 and 2001
(monetary amounts in tables expressed in thousands of United States dollars)

In addition to providing net income (loss) information, when comparing the results of operations for the years ended December 31, 2002 and 2001, Trenwick America has also provided operating income (loss) and underwriting income (loss) as management believes they are both meaningful measures of Trenwick America's results. Operating income (loss) differs from net income (loss) under accounting principles generally accepted in the United States of America, sometimes referred to as U.S. GAAP, and does not replace net income (loss) as the GAAP measure of our results of operations. In arriving at operating income (loss), we start with GAAP net income (loss) and exclude net realized investment gains and losses, as well as non-recurring charges because i) net realized investment gains and losses are unpredictable and not necessarily indicative of current or future results and ii) charges such as reorganization expenses and the cumulative effect of changes in accounting principles are non-recurring in nature and are also not necessarily indicative of future results of operations. Underwriting income (loss), also a non-GAAP financial measure, is net premiums earned less claims and claims expenses incurred, acquisition costs and underwriting expenses.

                                                           2002         2001        Change
                                                        ---------    ---------    ---------
Underwriting loss                                       $(204,549)   $ (66,303)   $(138,246)
Net investment income                                      53,629       68,041      (14,412)
Interest expense and subsidiary preferred
  share dividends                                         (22,551)     (31,336)       8,785
General and administrative expenses                        (2,663)      (4,074)       1,411
Other income, net                                           2,948        2,819          129
Foreign currency losses                                    (5,534)      (1,434)      (4,100)
                                                        ---------    ---------    ---------
Pretax operating loss                                    (178,720)     (32,287)    (146,433)
Applicable income taxes (benefit)                          52,635      (13,975)      66,610
                                                        ---------    ---------    ---------
Operating loss                                           (231,355)     (18,312)    (213,043)
Net realized investment gains (losses), net of income
  taxes                                                    16,100       (1,213)      17,313
Reorganization expenses                                    (8,620)          --       (8,620)
Cumulative effect of change in accounting principle       (52,119)          --      (52,119)
                                                        ---------    ---------    ---------
Net loss                                                $(275,994)   $ (19,525)   $(256,469)
                                                        =========    =========    =========

The operating loss of $231.4 million in 2002 represented a $213.1 million greater loss than the operating loss of $18.3 million in 2001. The operating losses in 2002 and 2001 include an aggregate of $229.4 million and $22.4 million of loss reserve increases, respectively, as a result of adverse development of prior years' losses. The establishment of deferred tax valuation allowances contributed $54.5 million to the operating loss in 2002. The $276.0 million net loss in 2002 compared to the $19.5 million net loss in 2001 was the result of the net operating losses combined with (i) an extraordinary item, the writedown of goodwill resulting from the Trenwick/LaSalle business combination, recorded as a cumulative effect of a change in accounting principles and (ii) reorganization expenses recorded in 2002. These items were offset in part by realized investment gains. The non-operating items are discussed in further detail under the caption "Non-Operating Income and Expenses."

Underwriting Income (Loss)

                                                 2002          2001        Change
                                              ---------     ---------     ---------
Net premiums earned                           $ 489,671     $ 380,288     $ 109,383
                                              ---------     ---------     ---------

Claims and claims expenses incurred            (528,216)     (305,488)     (222,728)
Acquisition costs and underwriting expenses    (166,004)     (141,103)      (24,901)
                                              ---------     ---------     ---------
Total expenses                                 (694,220)     (446,591)     (247,629)
                                              ---------     ---------     ---------
Net underwriting loss                         $(204,549)    $ (66,303)    $(138,246)
                                              =========     =========     =========

Loss ratio                                        107.9%         80.3%         27.6%
Expense ratio                                      33.9%         37.1%         (3.2)%
Combined ratio                                    141.8%        117.4%         24.4%

The underwriting loss of $204.5 million in 2002 represented a $138.2 million greater loss compared to the underwriting loss of $66.3 million in 2001. The 2002 underwriting loss included $229.4 million of reserve strengthening as a result of prior years' reserve development, while the underwriting results for 2001 included additions to unpaid claims and claims expenses of $22.4 million as a result of prior years' reserve development. Claims and claims expenses incurred in both 2002 and 2001 are discussed further under the caption "Claims and Claims Expenses."

The deterioration in the combined ratio in 2002 compared to 2001 resulted from the increase in development on prior years' reserves.

Premiums Written

Gross premiums written for 2002 were $810.7 million compared to $641.6 million for 2001, an increase of $169.1 million or 26.4%. Details of gross premiums written are provided below.

                                              2002          2001        Change
                                            --------      --------      --------
Treaty reinsurance                          $409,172      $350,134      $ 59,038
Specialty program insurance                  401,491       291,433       110,058
                                            --------      --------      --------
Total                                       $810,663      $641,567      $169,096
                                            ========      ========      ========

Treaty reinsurance and specialty program insurance gross premiums written increased from $350.1 million and $291.4 million, respectively, for 2001, to $409.2 million, and $401.5 million, respectively, for 2002. The increase in gross premiums written for treaty reinsurance was due primarily to increasing rates on renewal treaties. The increase in gross premiums written for specialty program insurance was due to increased volume on two of its larger programs combined with the addition of ten new programs in 2002. Effective October 30, 2002, Trenwick America ceased underwriting substantially all new specialty program insurance.

Premiums Earned

                                               2002         2001        Change
                                            ---------    ---------    ---------
Gross premiums written                      $ 810,663    $ 641,567    $ 169,096
Change in gross unearned premiums             (87,890)     (69,638)     (18,252)
                                            ---------    ---------    ---------
Gross premiums earned                         722,773      571,929      150,844
                                            ---------    ---------    ---------

Gross premiums ceded                         (249,314)    (210,160)     (39,154)
Change in gross unearned premiums ceded        16,212       18,519       (2,307)
                                            ---------    ---------    ---------
Ceded premiums earned                        (233,102)    (191,641)     (41,461)
                                            ---------    ---------    ---------
Net premiums earned                         $ 489,671    $ 380,288    $ 109,383
                                            =========    =========    =========

A majority of gross premiums ceded in both 2002 and 2001 relates to the specialty program insurance business, which cedes a greater portion of its business written than the treaty reinsurance business. The increase in gross premiums ceded in 2002 compared to 2001 can be attributed to the increase in gross premiums written by the specialty program insurance segment.

Net premiums earned for 2002 were $489.7 million compared to $380.3 million for 2001. The increase in net premiums earned is commensurate with the increase in net premiums written.

Claims and Claims Expenses

Trenwick America's net unpaid claims and claims expenses of $973.1 million and $789.4 million at December 31, 2002 and 2001, respectively, include amounts approved for payment but unpaid at the balance sheet date as well as the net estimated amounts of claims and claim expenses for claims arising in 2002 and 2001 and in all prior years that are unpaid as of the balance sheet date, including claims that have been incurred but not yet reported to Trenwick America. Claims and claims expenses incurred during the year ended December 31, 2002 were $528.2 million, an increase of $222.7 million compared to claims and claims expenses of $305.5 million for 2001, which includes adverse development across all business units of $229.4 million and $22.4 million of development for year end 2001 and 2000 reserves, respectively. The increase in claims and claims expenses incurred in 2002 resulted mainly from the $229.4 million of loss reserve strengthening recorded. The loss reserve increases are a result of the reassessment of reserve levels, a culmination of work completed by both Trenwick's internal actuaries and independent actuarial consultants, described in detail below. Of the reserve increases recorded, approximately $183.9 million or 80.2%, relates to Trenwick America's treaty reinsurance operations and principally impacts the most recent accident years, 1998 to 2001, where deterioration has occurred across all lines of business. A significant portion of the deterioration arose in the general liability and asbestos and environmental lines of business. Trenwick's specialty program insurance, now in runoff, contributed approximately $45.5 million, or 19.8% of the reserve increases recorded in 2002. This deterioration was concentrated in a small number of programs and related primarily to general liability business.

As a result of deterioration in loss reserve indications during the first nine months of 2002, Trenwick America engaged external actuarial consultants during the fourth quarter to assist management in reviewing reserves for December 31, 2002. Based on the results of Trenwick's external and internal actuarial studies, significant reserve adjustments of $100.4 million were made during the fourth quarter of 2002.

The year end 2001 deficiency related to claims occurring between 1998 and 2001 and the deficiency was spread across multiple lines of business. The period from 1998 to 2001 represents a period of weak insurance and reinsurance pricing and the actual loss results for business written during that period have turned out to be significantly worse than originally estimated by Trenwick America when it originally wrote the business and subsequently re-estimated reserves for this business.

Trenwick America's unpaid claims and claims expense liability at December 31, 2002 and 2001 includes an estimate of Trenwick's ultimate liability for asbestos and environmental claims of $112.0 million and $91.0 million, respectively, comprising gross liabilities for unpaid claims and claims expenses of $145.0 million and $118.7 million, respectively, net of reinsurance recoverable on unpaid claims and claims expenses of $33.0 million and $27.6 million.

Trenwick America strengthened its prior year loss reserves in 2001 by $22.4 million. This reserve strengthening includes $15.7 million related to the treaty reinsurance segment's liability business, which was underwritten prior to 2001 and $11.5 million related to prior participation in the ECRA Pool. In addition, $13.9 million of the loss reserve strengthening related to the specialty program insurance segment.

Acquisition Costs and Underwriting Expenses

                                                      2002        2001       Change
                                                    --------    --------    --------
Policy acquisition costs                            $143,642    $122,213    $ 21,429
Underwriting expenses                                 22,362      18,890       3,472
                                                    --------    --------    --------
Total acquisition costs and underwriting expenses   $166,004    $141,103    $ 24,901
                                                    ========    ========    ========
Expense ratio                                           33.9%       37.1%       (3.2)%
                                                    ========    ========    ========

Policy acquisition costs which consist primarily of commissions and brokerage expenses and underwriting expenses for 2002 increased by $24.9 million compared to 2001. The increase was primarily attributable to the increase in premiums written during 2002. Acquisition costs and underwriting expenses as a percentage of net premiums earned, or the expense ratio, were 33.9% for the 2002 year compared to 37.1% for the 2001 year. The decrease in the expense ratio occurred principally as a result of improved terms and conditions in the insurance market.

Underwriting expenses for the year ended December 31, 2002 as a percentage of earned premium decreased to 4.6%, as compared to 5.0% for the same period in 2001 The decrease in the underwriting expense ratio resulted principally from the increase in premiums in 2002.

Net Investment Income

                                                        2002            2001           Change
                                                    -----------     -----------     -----------
Average invested assets                             $ 1,125,900     $ 1,204,605     $   (78,705)
Average annualized yields                                   5.9%            6.8%           (0.9)%
Investment income - portfolio                            66,347          82,156         (15,809)
Investment income - non portfolio                           207              --             207
Investment expenses                                     (12,925)        (14,115)          1,190
                                                    -----------     -----------     -----------
Net investment income                               $    53,629     $    68,041     $   (14,412)
                                                    ===========     ===========     ===========

Net investment income for 2002 was $53.6 million compared to $68.0 million for 2001. The principal reason for the decrease in net investment income in 2002 was the decrease in market yields over the course of 2002. In addition, there was a decrease in the average invested assets as a result of cash used in operations and the payment of a $50.0 million security deposit to Chubb. Investment expenses for both the years ended December 31, 2002 and 2001 includes interest expense on funds withheld of $9.8 and $11.3 million, respectively, under the terms of stop loss reinsurance agreements purchased by Trenwick America Re prior to 2000. As a result of significant gains realized on Trenwick America's investment portfolio in the fourth quarter of 2002 (refer to "Non-operating Income and Expenses"), Trenwick America anticipates a reduction in future investment income.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends were $22.6 million for 2002, a decrease of $8.8 million from 2001. The decrease resulted from the repayment of Trenwick America's term loan facility during the second quarter of 2002.

Foreign currency gains (losses)

Trenwick America recorded foreign currency losses of $5.5 million for 2002, compared to foreign currency losses of $1.4 million for 2001. The increase in foreign exchange losses during the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily associated with an intercompany stop loss treaty denominated in British pounds. The foreign exchange loss in 2002, which was not eliminated in consolidation, resulted from a higher level of loss reserves ceded under the intercompany stop loss agreement in 2002 relative to 2001, coupled with an increase in the United States dollar to British pounds exchange rate from 2001 to 2002. The intercompany stop loss treaty was commuted effective December 31, 2002.

Non-Operating Income and Expenses

Net realized gains on investments, net of applicable income taxes, were $16.1 million during 2002, compared to $1.2 million of net realized losses for 2001. The gains in 2002 were a result of actions taken to reposition the investment portfolio into higher quality, shorter duration fixed income securities.

Reorganization expenses incurred in 2002 of $8.6 million include non-recurring severance costs; additionally the 2002 amount includes other non-recurring costs related to Trenwick America's decision to cease underwriting specialty program insurance.

Trenwick America adopted Statement of Financial Accounting Standards No. 142 effective January 1, 2002. The statement required that the remaining goodwill balance be tested for impairment under either market value or cash flow tests. Trenwick America conducted both market value and cash flow tests and, as a result, recorded a $52.1 million write off of all of Trenwick America's remaining goodwill. These transactions increased Trenwick America's net loss in 2002 by a net amount of $52.1 million and were recorded as a cumulative effect of change in accounting principle.

Investments

Trenwick America's investment objective is to fund policyholder and other liabilities in a manner that enhances shareholder value, subject to appropriate risk constraints. Trenwick America seeks to meet this investment objective through a mix of investments that reflect the characteristics of the liabilities they support; diversify the types of investment risks by interest rate, liquidity, credit and equity price risk; and achieve asset diversification by investment type, industry, issuer and geographic location. Trenwick America regularly projects duration and cash flow characteristics of its liabilities and makes appropriate adjustments in its investment portfolios. At December 31, 2002, Trenwick America had investments, cash and cash equivalents of $1.1 billion, compared to $1.2 billion at December 31, 2001. All debt and equity investments are classified as available for sale and reported at fair value with the unrealized gain or loss, net of income taxes, reported in other comprehensive income. During 2002, the net unrealized gain on Trenwick America's debt and equity investments decreased by $3.3 million principally as a result of the gains realized on investment sales during the year combined with the declining interest rate environment in 2002.

Trenwick America's investments in debt securities consisted primarily of investment grade securities, with 65% having a quality rating of Aa or better at December 31, 2002. High yield, or non-investment grade debt securities carrying a rating of below BBB-/Baa3 along with unrated securities, represented approximately 11% of the portfolio at December 31, 2002. The following table provides an aging of the unrealized losses on Trenwick's investment in debt securities at December 31, 2002.

The aging of unrealized investment losses and fair value of the related investments at December 31, 2002 are summarized, by stated maturity, as follows:

                                                        Gross
                                                        Unrealized
                                        Fair Value      Loss
                                        ----------      ----------
            0-6 months                  $   29,614      $   (2,810)
            7-12 months                     14,988          (2,762)
            Greater than 12 months          13,025          (2,999)
                                        ----------      ----------
              Total                     $   57,627      $   (8,571)
                                        ==========      ==========

The foregoing data is presented based upon the stated maturities of the securities. Actual maturities may differ for some securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

None of these unrealized losses were determined to be other than temporarily impaired and therefore no permanent impairment has been recognized at year end 2002. In the event that circumstances surrounding the potential impairment of these investments change and management concludes the losses are other than temporary, there could be a material impact on the earnings of Trenwick America.

The average maturity of Trenwick America's debt securities at December 31, 2002 was 6.5 years, relatively unchanged when compared to 6.3 years at December 31, 2001.

During the first quarter of 2001, Trenwick America sold almost all of its equity securities and reinvested the proceeds in debt securities to increase operating earnings and decrease the volatility of unrealized investment gains and losses. Trenwick America also liquidated the remainder of its tax advantaged municipal government portfolio in early 2001 to increase its taxable yield. Both of these actions were taken to maximize Trenwick America's taxable income.

Trenwick America has not invested in derivative financial instruments such as futures, forward contracts, swaps, options or other financial instruments with similar characteristics such as interest rate caps or floors or fixed-rate loan commitments. Trenwick America's portfolio includes market sensitive instruments, such as mortgage-backed and asset-backed securities, which amounted to approximately $165.9 million at December 31, 2002 or 15.1% of cash and invested assets. There are various categories of mortgage-backed and asset-backed securities that are subject to different degrees of risk from changes in interest rates and, for those mortgage-backed and asset-backed securities that are not agency-backed, defaults. Approximately 53% of Trenwick America's mortgage-backed securities holdings were backed by government agencies, such as GNMA, FNMA and FHLMC, at December 31, 2002 and approximately 97% of asset-backed securities holdings were AAA- rated at December 31, 2002. The principal risks inherent in holding mortgage-backed and asset-backed securities are prepayment and extension risks related to significant decreases and increases in interest rates, resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated.

Deferred Income Tax Assets

Trenwick America incurred financial accounting losses in 1999 through 2002 and in connection with such losses, recorded as an asset up to $119.2 million of net deferred income taxes (before application of a valuation allowance). The net deferred income tax asset represented the future tax benefit of the losses previously incurred by Trenwick America's operations. Because of Trenwick America's cumulative financial accounting losses, in the absence of specific favorable factors, application of FASB Statement No. 109 required Trenwick America to establish a 100% valuation allowance against its deferred tax asset during 2002. The initial establishment of a 100% valuation allowance against Trenwick America's deferred tax asset during 2002 increased Trenwick America's provision for income taxes and net loss by $54.5 million. The maintenance of a full valuation allowance against Trenwick America's deferred tax asset through December 31, 2002 further increased Trenwick America's provision for income taxes and net loss by $64.4 million for the year ended December 31, 2002. Trenwick management will continue to monitor its tax position and reassess the need for a valuation allowance on its deferred tax asset on a periodic basis.

Liquidity and Capital Resources

Cash Flows

Trenwick America is a holding company whose principal assets are its investments in the common stock of its operating subsidiaries. As a holding company, Trenwick America's principal source of ongoing funding consists of permissible dividends, tax allocation payments and other statutorily permissible payments from its operating subsidiaries. At this time, and for the foreseeable future, in the absence of external funding, it is likely that Trenwick America's sole source of funding will arise from reimbursements and service fees paid to it under its management agreement with its insurance subsidiaries and its affiliates. All such reimbursements are subject to review and challenge by the insurance departments of the domiciliary jurisdiction of the respective insurance subsidiary.

Trenwick America's principal use of cash has been operating expenses, repayment of loans to affiliates as well as to service its debt obligations. Trenwick America's operating subsidiaries receive cash from premiums, investment income and proceeds from sales and maturities of portfolio investments. They utilize cash to pay claims, purchase their own reinsurance protections, meet operating and capital expenses and purchase investment securities.

Trenwick America and its insurance and reinsurance company subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating Trenwick America's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to Trenwick America's subsidiaries relate to reporting and enable regulators to closely monitor Trenwick America's performance. Typical required reports include information concerning Trenwick America's capital structure, ownership, financial condition, and general business operations.

On December 3, 2002 Trenwick America Re entered into a "letter of understanding" with the Connecticut Department of Insurance pursuant to which, among other things, Trenwick America Re is prohibited from paying any dividends, ordinary or extraordinary, without the prior written approval of the Connecticut Department of Insurance.

On November 29, 2002, Trenwick announced that it had elected to suspend, with immediate effect and for an indefinite period of time, dividends or distributions payable, including those on the outstanding capital securities of Trenwick's Capital Trust I and on Trenwick America's senior notes. In addition, the December amendments to the letter of credit facility prohibit Trenwick America from paying dividends on the capital securities.

Cash used for Trenwick America's operating activities in 2002 was $47.9 million compared to $29.9 million in 2001 and $98.2 million in 2000. The increase in cash used for operations can be mainly attributed to a decrease in net investment income received, a result of the decrease in market yields in 2002 combined with a decrease in invested assets.

Cash for financing activities in 2002 included $195.2 million related to the repayment of Trenwick America's term loan facility, offset by the receipt of a capital contribution of $199.5 million from its parent for the purpose of repaying the debt.

Financings, Financing Capacity and Capitalization

Trenwick America's financing obligations generally include debt and lease payment obligations. At December 31, 2002, annual principal payments required by Trenwick America through 2007 and thereafter relating to these financing obligations are as follows (monetary amounts in tables expressed in thousands):

                                                Payments Due by Period
                                     ---------------------------------------------
Contractual                          Less than      1-3         4-5       After 5
Obligations                Total      1 Year       Years       Years       Years
----------------------------------------------------------------------------------
Indebtedness and
  minority interest      $ 186,000   $  75,000   $      --   $   1,000   $ 110,000
Operating leases             9,405       1,858       3,482       3,364         701
                         ---------   ---------   ---------   ---------   ---------
Total contractual cash
  obligations            $ 195,405   $  76,858   $   3,482   $   4,364   $ 110,701
                         =========   =========   =========   =========   =========

Trenwick America does not have any material off-balance sheet arrangements, trading activities involving non-exchange traded contracts accounted for at fair value or relationships with persons or entities that derive benefits from a non-independent relationship with Trenwick America or its related parties.

Concurrently with the business combination involving LaSalle Re Holdings and Trenwick Group Inc. in September of 2000, Trenwick America and Trenwick Holdings Limited ("Trenwick Holdings"), Trenwick's United States and United Kingdom holding companies, entered into an amended and restated $490 million credit agreement with various lending institutions ("the Banks"), which was guaranteed by LaSalle Re Holdings. The credit agreement consisted of both a $260 million revolving credit facility and a $230 million letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid in full on June 17, 2002. Additionally, on December 24, 2002, the credit agreement was amended to reduce the letter of credit facility, which is utilized by Trenwick to support its underwriting operations at Lloyd's, to the currently outstanding $182.5 million. The letter of credit facility is scheduled to terminate on December 31, 2003, although the letters of credit issued pursuant to the facility will not expire until December 31, 2006.

Pursuant to a guaranty agreement entered into concurrently with the credit agreement, Trenwick has guaranteed the obligations of Trenwick America and Trenwick Holdings under the credit agreement. In April of 2002, Trenwick pledged the capital stock of LaSalle Re Holdings, which was a guarantor of the obligations under the credit agreement, and LaSalle Re as collateral to the Banks. In December of 2002, Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks additional security interests as described below.

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's, Trenwick America's and Trenwick Holdings' operating subsidiaries below "A-". The lowered A.M. Best Company ratings constituted an event of default under the credit agreement. In addition, increases in Trenwick, Trenwick America and Trenwick Holdings' reserves for unpaid claims and claims expenses and the establishment of a Trenwick America deferred tax asset valuation allowance in the third quarter of 2002 resulted in violations of the financial covenants in the credit agreement requiring Trenwick, Trenwick America and Trenwick Holdings to maintain a minimum tangible net worth and minimum risk-based capital. On November 13, 2002, Trenwick, Trenwick America, Trenwick Holdings, and the Banks executed a forbearance agreement with respect to the events of default arising from the lowered A.M. Best Company ratings and financial covenant violations.

Subsequently, an amendment and waiver of default under the credit agreement and amendments to the guaranty agreement were entered into on December 24, 2002 (the "December Amendments"). The December Amendments extended the letter of credit facility through December 31, 2003 to support Trenwick's underwriting operation at Lloyd's for the 2003 year of account. To those Banks extending their letters of credit, Trenwick, Trenwick America and Trenwick Holdings agreed to pay a 5% per annum cash letter of credit fee, issue pay-in-kind notes bearing interest at LIBOR plus 2.5% per annum to evidence an additional 3.16% per annum letter of credit fee, issue warrants equal to 10% of Trenwick's fully diluted equity capital, and pay 15% of the profits earned by Trenwick and its subsidiaries for the 2002 and 2003 Lloyd's years of account. In addition, Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks a security interest in all of their respective equity interests in, and the assets and property of, their direct and indirect subsidiaries as additional collateral for the Banks, and to cause the subsidiaries to provide a guaranty to the Banks subject to applicable laws and regulations and certain existing contractual rights of holders of other indebtedness.

The December Amendments also prohibit Trenwick, Trenwick America and Trenwick Holdings' and their respective subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the Series A preferred shares of LaSalle Re Holdings and the capital securities of Trenwick Capital Trust I). The December Amendments and the other amendments and waivers entered into in the first quarter of 2003 waive certain other defaults, add covenants further restricting the operation of Trenwick's, Trenwick America's and Trenwick Holdings' business, prohibit Trenwick, Trenwick America and Trenwick Holdings and their respective subsidiaries from making certain payments without the Banks' approval, prohibit Trenwick, Trenwick America and Trenwick Holdings and their respective subsidiaries from selling or otherwise disposing of any assets or property, require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

Pursuant to the December Amendments, Trenwick is required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. If it is unable to do so, Trenwick's insurance company subsidiaries, including those of Trenwick America, will be prohibited from underwriting any insurance or reinsurance without the Banks' prior approval. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, it is required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendments. Additionally, Trenwick does not believe that it will be able to replace the letters of credit with other letters of credit or collateral acceptable to Lloyd's.

Since December, 2002, Trenwick, Trenwick America and Trenwick Holdings have entered into additional amendments and numerous waivers with the Banks providing for, among other things, waivers of potential covenant defaults, further reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments, approval of the extension of Trenwick America's senior notes from April 1, 2003 to August 1, 2003, the related payment of interest accrued through April 1, 2003 to the holders of the Senior Notes and extension of numerous deadlines imposed under the December Amendments.

If there is an event of default under the credit agreement, including as a result of Trenwick failing to collateralize the letters of credit as described above, or if there is an event of default under other outstanding indebtedness of Trenwick or its subsidiaries, including under the senior notes of Trenwick America resulting in a cross default under the credit agreement, Trenwick, Trenwick America and Trenwick Holdings may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the credit agreement and the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's, Trenwick America's or Trenwick Holdings' financial statements for any future event of default. If the potential future events of default are not waived, there is substantial doubt as to Trenwick America's ability to continue as a going concern and Trenwick and/or one or more of its subsidiaries, including Trenwick America may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time one or more of the insurance regulatory authorities having jurisdiction over Trenwick's, Trenwick America's and Trenwick Holdings' insurance company subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick, Trenwick America and Trenwick Holdings or their subsidiaries may commence proceedings against Trenwick or its unregulated subsidiaries, including Trenwick America, seeking their liquidation.

In connection with the Trenwick/LaSalle business combination, Trenwick America assumed, effective September 27, 2000, Trenwick Group Inc.'s obligations with respect to $75 million aggregate principal amount of 6.70% senior notes (the "Senior Notes"), which were initially due on April 1, 2003 and pursuant to an amendment have been extended to August 1, 2003. They are unsecured obligations and rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick America. Interest on the Senior Notes is payable semi-annually at a rate of 6.7%. In connection with the amendment that extended the maturity date of the Senior Notes from April 1, 2003 to August 1, 2003, interest payable through April 1, 2003, in the aggregate amount of $2.5 million, was paid. Trenwick America anticipates that it will be unable to make payment of principal and interest on the Senior Notes on August 1, 2003 and has continued discussions with the Senior Note holders concerning a proposed restructuring or an additional amendment of the Senior Notes to extend the maturity thereof. There can be no assurance that an agreement relating to this restructuring will be reached by August 1, 2003. If such agreement cannot be reached, Trenwick America will be in default under the terms of the Senior Notes. Additionally, even if the Senior Notes are restructured, Trenwick America expects that, in order to repay the principal amounts of the Senior Notes it will be required to seek additional financing, engage in asset sales, subsidiary dividends or similar transactions. There can be no assurance that Trenwick will be successful in such efforts.

Trenwick America also assumed, effective September 27, 2000, Trenwick Group Inc.'s $113.4 million 8.82% Junior Subordinated Deferrable Interest Debentures held by Trenwick Capital Trust I in respect of the $110 million in 8.82% Subordinated Capital Income Securities issued by the Trust. Under the terms of the debentures, Trenwick America is not restricted from incurring indebtedness, but is subject to limits on its ability to incur secured indebtedness for borrowed money.

Upon consummation of the acquisition of Chartwell Re Corporation ("Chartwell") in 1999, Trenwick Group Inc. became the successor obligor under Chartwell's Contingent Interest Notes due June 30, 2006. Effective September 27, 2000, Trenwick America assumed Trenwick Group Inc.'s obligations under the contingent interest notes in connection with the Trenwick/LaSalle business combination. The contingent interest notes were issued in an aggregate principal amount of $1 million, which accrues interest at a rate of 8% per annum, compounded annually. The interest is not payable until the maturity or earlier redemption of the contingent interest notes. In addition, the contingent interest notes entitle their holders to receive at maturity, in proportion to the principal amount of the contingent interest notes held by them, an aggregate of from $0 up to $55 million in contingent interest. The amount of contingent interest payable under the contingent interest notes is dependent upon the level of unpaid claims and claims expenses related to business written by Trenwick America's subsidiary, INSCORP, prior to 1996. The contingent interest notes mature on June 30, 2006.

During the years ended December 31, 2002 and 2001, Trenwick America recorded $18.3 million and $9.9 million, respectively, of adverse development related to the subject business, and as a result, the carrying value of the contingent interest notes at December 31, 2002 has been reduced to the minimum principal value of $1 million plus accrued interest, which is the present value of the amount expected to be paid at maturity. The contingent interest notes will continue to accrue interest at a rate of 8% per year. The contingent interest notes contain covenants which relate to the maintenance of certain records and limitations on certain indebtedness. At December 31, 2002, Trenwick America was in compliance with these covenants.

Trenwick America's ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. As a result of the continued deterioration of Trenwick America's financial condition, its senior debt ratings have been downgraded by Standard & Poor's Corporation to "D" and by Moody's Investors Service to "Ca." Trenwick America's ability to refinance its outstanding debt obligations, as well as the cost of such borrowings, has been materially adversely affected by these ratings downgrades.

Restrictions on Certain Payments within Trenwick

Because Trenwick America's operations are conducted through its operating subsidiaries, Trenwick America is dependent upon the ability of its operating subsidiaries to transfer funds, principally in the form of cash dividends, tax reimbursements, management service fees and other statutorily permissible payments. In addition to general legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, Trenwick America's insurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations without prior approval by the insurance regulatory authorities. As previously discussed, the December Amendments to Trenwick's letter of credit facility prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common and preferred shares, the preferred shares of LaSalle Re Holdings and the capital securities issued by Trenwick Capital Trust I). The amendments also prohibit Trenwick and its subsidiaries, including Trenwick America from making certain payments without the Banks' approval.

On December 3, 2002, Trenwick America Re entered into a "letter of understanding" with the Connecticut Department of Insurance pursuant to which, among other things, Trenwick America Re is prohibited from paying any dividends, ordinary or extraordinary, without the prior written approval of the Connecticut Insurance Commissioner or her designee. On November 29, 2002, Trenwick elected to suspend, with immediate effect and for an indefinite period of time, dividends or distributions payable on on the capital securities of Trenwick Capital Trust I. Since the ability of Trenwick America to meet both its operating needs in the short term as well as its obligations in the long-term is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet its operating needs.

During the year ended December 31, 2002, Trenwick America Re and INSCORP loaned $33.3 million and $26.3 million, respectively, to Trenwick America. The funds received through these demand loans were used to service Trenwick America's debt obligations and to fund affiliate transactions. At this time, Trenwick America does not have sufficient available liquidity to repay these loans. At December 31, 2002, Trenwick America's consolidated balance sheet reflected demand loans receivable from its United Kingdom affiliates of $48.2 million. These loans were funded prior to 2002, and no repayment has been received by Trenwick America since the inception of these loans. At this time, Trenwick America's United Kingdom affiliates from which the loans are receivable do not have sufficient liquidity available to repay these loans. The repayment of these loans is contingent upon profitable operations at Lloyd's during 2003 and beyond.

Reinsurance

Reinsurance agreements provide for recovery of a portion of certain claims and claims expenses from reinsurers. Trenwick America Re and its subsidiaries enter into reinsurance and retrocessional agreements to reduce their net liability on individual risks, protect against catastrophic losses and maintain acceptable loss ratios. Trenwick America Re and its subsidiaries remain liable in the event that reinsurers are unable to meet their obligations; however, Trenwick America Re and its subsidiaries hold partial collateral under several of these agreements in order to mitigate the risk. Letters of credit, trust accounts and funds withheld in the aggregate amount of $294.6 million (including interest) have been arranged in favor of Trenwick America Re and its subsidiaries collateralizing reinsurance recoverables with respect to certain retrocessionaires.

Trenwick America's operating subsidiaries purchase reinsurance to reduce their exposure to catastrophe claims and the frequency and severity of claims in all lines of business. In 2002, 2001 and 2000, Trenwick America Re's reinsurance treaties consisted principally of property catastrophe reinsurance treaties. In 1999, Trenwick America Re also entered into an excess of loss treaty for its facultative casualty business. In addition, Trenwick America Re purchased an annual aggregate excess of loss ratio treaty for casualty business effective January 1, 1999. Subsequent to 1999, Trenwick America's reinsurance philosophy was to utilize specific retrocessional and property catastrophe protections to manage its underwriting results, and to eliminate the use of aggregate stop loss coverages to provide capital enhancement. Canterbury purchased specific reinsurance programs for each of the programs underwritten by its insurance companies.

As part of its merger with Trenwick Group Inc., Chartwell purchased, on October 27, 1999, a reinsurance policy providing for up to $100 million in coverage in order to indemnify Trenwick Group Inc. against unanticipated increases in Chartwell's reserves for business written on or before the date the Trenwick/Chartwell merger was completed. The reinsurance policy applied to all of Chartwell's business, including its operations at Lloyd's and was fully utilized as of year end 2000. In addition, as part of the merger, Chartwell commuted several aggregate stop-loss reinsurance treaties.

Trenwick America Re and its subsidiaries remain liable with respect to insurance and reinsurance ceded in the event that the reinsurer or retrocessionaire is unable to meet its obligations. All reinsurers and retrocessionaires must be formally approved by the operating company's security committee. The evaluation process involves financial analysis of current audited financial data and comparative analysis of such data in accordance with guidelines established by Trenwick America. Business is not conducted with reinsurers or retrocessionaires who are not currently approved by the security committee.

Critical Accounting Policies

The accounting policies described below are those Trenwick America considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by Trenwick America in preparing its financial statements is included in the Notes to the Consolidated Financial Statements and the note references are included below.

Unpaid Claims and Claims Expenses

Claims and claims expenses are recorded as incurred, at management's best estimate, in order to match claims and claims expense costs with premiums over the contract periods. The amount provided for unpaid claims and claims expenses consists of any unpaid reported claims and claims expenses and estimates for incurred but not reported claims and claims expenses, net of salvage and subrogation. The estimates for claims and claims expenses incurred but not reported were developed based on historical claims and claims expense experience and an actuarial evaluation of expected claims and claims expense experience. Workers' compensation indemnity liabilities that are considered fixed and determinable are discounted using an interest rate of 3.5%. Reserves for unpaid claims and claims expenses, by their very nature, do not represent an exact calculation of the liability and, while Trenwick America has established reserves equal to the current best estimate of ultimate losses, there remains a high likelihood that further changes in such claim estimates, either upward or downward, will occur in the future. Adjustments to previously reported reserves for unpaid claims and claims expenses are considered changes in estimates for accounting purposes and are reflected in the income statement in the period in which the adjustment becomes known.

Unpaid claims and claims expenses are recorded based on actuarial estimates of losses inherent in that period's claims, including losses for which claims have not yet been reported. Estimates of unpaid claims and claims expenses rely on actuarial observations of ultimate loss experience for similar historical events. Historical insurance industry experience indicates that a high degree of inherent variability exists in assessing the ultimate amount of losses under short-duration property and casualty contracts. This inherent variability is particularly significant for liability-related exposures, including latent claims issues (such as asbestos and environmental related coverage disputes), because of the extended period of time, often many years, that transpires between when a given claim event occurs and the ultimate full settlement of such claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to coverage often being provided on an "excess-of-loss" basis and the resulting lags in receiving current claims data. Additionally, the uncertainty is increased as a result of the diversity of development patterns among different types of reinsurance and the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. Other items that have been considered in determining year-end reserves but may develop differently than currently estimated include:

      o Claims against financial services companies for certain types of practices including alleged misallocations of shares in initial public offerings;

      o     Directors and Officers liability insurance;

      o Ultimate losses on business underwritten in the last four years, as reserve estimates are inherently more uncertain on recent business, where reported loss activity is still low relative to ultimate losses;

      o Claims liabilities also include provisions for latent injury or toxic tort claims that cannot be estimated with traditional reserving techniques. Due to inconsistent court decisions in federal and state jurisdictions and the wide variation among insureds with respect to underlying facts and coverage, uncertainty exists with respect to these claims as to liabilities of ceding companies and, consequently, reinsurance coverage; and

      o Reinsurance collectibility - Trenwick America reviews and monitors its reinsurance recoverables from its reinsurers and makes provision for uncollectible reinsurance as appropriate. However, given the magnitude of reinsurance recoverables, $641.2 million at year-end 2002, Trenwick America has a significant exposure to collectibility issues.

Trenwick America's management continually evaluates the potential for changes in unpaid claims and claims expenses to adjust recorded reserves and to proactively modify underwriting criteria and product offerings. In recent periods and continuing throughout 2002, the level of reported claims activity related to prior year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, has been significantly higher than anticipated. Full consideration of these trends was incorporated into a comprehensive reserve study completed in the fourth quarter of 2002. Insurance reserves, by their very nature, do not represent an exact calculation of liability and, while Trenwick America has established reserves equal to the current best estimate of ultimate losses, there remains a likelihood that further changes in such loss estimates, either upward or downward, will occur in the future.

Management believes that Trenwick America's claim and claim expense liabilities are adequate. However, the process of estimating claims and claim expense liabilities is inherently imprecise and involves an evaluation of many variables, including potentially unpredictable social and economic conditions. Accordingly, there can be no assurance that Trenwick America's ultimate liability will not vary significantly from amounts reserved. The uncertainties in and the risk factors associated with the claims reserves at December 31, 2002 are similar to the uncertainties at prior year ends. However, given Trenwick America's current surplus levels, it is now less financially equipped to handle these uncertainties should there be adverse development in the loss reserves.

Reinsurance Recoverable Balances

Trenwick America purchases reinsurance to reduce its exposure on individual risks, catastrophic losses and other large losses. Trenwick America estimates the amount of uncollectable receivables from its reinsurers each period and establishes an allowance for uncollectable amounts. The amount of the allowance is based on the age of unpaid amounts, information about the creditworthiness of Trenwick America's reinsurers, and other relevant information. Estimates of uncollectable reinsurance amounts are revised each period, and changes are recorded in the period they become known. A significant change in the level of uncollectable reinsurance amounts would have a significant effect on Trenwick America's results of operations. Also see Note 5 of Notes to the Consolidated Financial Statements.

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

Trenwick America seeks to match the maturities of invested assets with the payment of expected liabilities. By doing this, Trenwick America attempts to make cash available as payments become due. If a significant mismatch of the maturities of assets and liabilities were to occur and Trenwick America had to liquidate investments prior to their maturity, it may incur realized losses and, the effect on Trenwick America's results of operations could be significant. Also see Note 6 of Notes to the Consolidated Financial Statements.

Deferred Income Taxes

Deferred income tax assets and liabilities are computed based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates in effect for the year in which the differences are expected to reverse. FASB Statement No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Due to Trenwick America's cumulative losses generated in recent years and uncertainties as to the amount of taxable income to be generated in future years, as of December 31, 2002, Trenwick America management could not support the future realizability of its net deferred tax asset. The effects of this determination on Trenwick America's results from operations are significant. As of December 31, 2002, Trenwick America had increased its valuation allowance by $118.9 million, so as to record a full valuation allowance for the full amount of its net deferred tax asset. Also see
Note 8 of Notes to be Consolidated Financial Statements.

Quantitative and Qualitative Disclosure About Market Risk

The following sections address the significant market risks associated with Trenwick America's business activities as of December 31, 2002 and 2001. Trenwick America's primary market risk exposures are:

o foreign currency exchange in particular the United States dollar to the Canadian dollar and British pound sterling;

o interest rate risk on fixed and variable rate United States dollar and British pound sterling denominated short and long-term instruments; and

o     equity price risk.

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

As of December 31, 2002, Trenwick America's exposure to high yield investments was minimal. While these investments are more susceptible to credit risk, their total market value represents 6% of total investments and cash and therefore management believes that the exposure to credit risk is not material. Trenwick America has no derivatives and its investments do not contain terms that may result in potential losses due to leverage.

The borrowings of Trenwick America are summarized in Note 7 to the financial statements, and under the caption "Financings, Financing Capacity and Capitalization" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency Exchange Rate Risk

Foreign currency risk is the risk that Trenwick America will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises from Trenwick America's securities denominated in foreign currencies.

Trenwick America's reinsurance operations have exposures to movements in various currencies, particularly the Canadian dollar and the British pound sterling, as some of its business is denominated in those currencies. Therefore, changes in currency exchange rates affect Trenwick America's balance sheet, statement of operations and statement of cash flows. This exposure is somewhat mitigated by the fact that premiums received are invested in the same currency portfolios, to partially offset related unpaid claims and claims expense liabilities denominated in the same currency.

Management estimates that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which Trenwick America is exposed at year end 2002 would have decreased the fair value of Trenwick America's foreign denominated net assets by approximately $1 million. At year end 2001, the same

10% shift in foreign currency exchange rates would have resulted in a potential loss in fair value of the foreign denominated net liabilities of approximately $1 million.

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

A 100 basis point increase in market interest rates would have resulted in an estimated pre-tax loss in the fair value of these instruments of $14 million and $34.0 million at December 31, 2002 and 2001, respectively. Similarly, a 100 basis point decrease in market interest rates would have resulted in an estimated pre-tax gain in the fair value of these instruments of $12 million and $30 million at December 31, 2002 and 2001, respectively.

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

Trenwick America's equity portfolio at December 31, 2002 totaled $8.8 million of common equity investments. Trenwick America's potential exposure on equity securities is estimated in terms of an immediate 10% drop in equity prices across all equity securities holdings from those prevailing at December 31, 2002 which would have resulted in a $1 million loss. At December 31, 2001, the same drop in equity prices would have resulted in an $2 million loss.

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

Effects of Inflation

The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The effects of inflation are considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on Trenwick America's results cannot be accurately known until claims are ultimately settled.

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

In January 2003, the FASB issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities, which Trenwick America intends to adopt on July 1, 2003. FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. Under its provisions, certain assets previously sold to special purpose entities (SPE's) could be consolidated and, if consolidated, any assets and liabilities now on the books related to those SPE's would be removed. Because Trenwick America has not traditionally engaged in the types of securitization vehicles within the scope of FIN 46, management does not believe adoption of the interpretation will impact future results.

                           FUTURE BUSINESS OPERATIONS

The future operations of Trenwick America and its financial results are likely to differ materially from those of 2002 and prior years as Trenwick may be required to dispose of one or all of its operating units in order to satisfy its obligations to creditors and regulatory requirements or take further action to reduce the costs of ongoing operations. In addition, under the terms of Trenwick America's agreements with the Banks, and particularly under the December Amendments, Trenwick America and its subsidiaries are subject to financial and operational restrictions which limit Trenwick America's flexibility to pursue business and strategic alternatives. These restrictions will apply so long as Trenwick America has unpaid reimbursement obligations to the Banks with respect to the letters of credit.

The result of the foregoing is that the future operations of Trenwick America, at least in the next several years, are likely to consist substantially of the sale or management in runoff of some or all of its existing insurance and reinsurance businesses including administration of claims, regulatory reporting, settlement of reinsurance agreements (including commutations thereof where appropriate), cash and investment management and related matters. The costs involved in such operations are likely to differ significantly from those of prior years, where a significant portion of the operating costs related to underwriting, marketing and securing reinsurance for new business. The reimbursement of costs as they relate directly to the insurance entities themselves will be subject to review by regulatory authorities which may challenge these costs or impose other restrictions with respect to the runoff including the provision of an acceptable runoff plan. Adverse loss developments or weakness in reinsurance recoveries, among other factors, could significantly and negatively impact the success of any runoff. It is unlikely that any amounts will be available to the creditors or equity holders of the direct and indirect parent companies of any regulated insurance subsidiary of Trenwick until such time as the regulator having jurisdiction over such subsidiary has been assured of the solvency of such entity, which may require several years if achievable at all. It is possible that one or more of Trenwick America's insurance company subsidiaries may be placed under the control of the regulatory body with jurisdiction over such entity, voluntarily or involuntarily, through rehabilitation, liquidation or other proceedings.

                                  RISK FACTORS

You should carefully consider the risks described below regarding us and our securities. The risks and uncertainties described below are not the only ones we face. There may be additional risks and uncertainties. If any of the following risks actually occur or continue to occur, our business, financial condition or results of operations could be materially and adversely affected and the trading price of our securities could decline further.

Our auditors have expressed doubt as to our ability to continue as a going concern.

Our independent accountants, PricewaterhouseCoopers LLP, have stated, in their audit report with respect to our financial statements as at and for the twelve months ended December 31, 2002, that substantial doubt exists as to our ability to continue as a going concern.

We are unable to pay dividends on the capital securities of Trenwick Capital Trust I and will continue to be unable to do so for the foreseeable future.

In connection with other actions being taken in the fourth quarter of 2002, on November 29, 2002, Trenwick's Board of Directors elected to suspend the payment of dividends, including those to holders of the capital securities of Trenwick Capital Trust I effective immediately and for an indefinite period of time. We do not expect to be able to pay dividends to holders of the capital securities of Trenwick Capital Trust I for the foreseeable future.

If potential events of default under our credit facility are not cured or waived by our lenders, there is substantial doubt as to our ability to continue as a going concern.

We currently have outstanding $182.5 million of letters of credit issued by the banks under our credit facility. We are obligated to reimburse the banks for any amounts drawn on these letters of credit, and for related fees and expenses. No amounts have been drawn on the letters of credit to date. The banks have provided us with several waivers of potential defaults and extensions of deadlines under the credit facility, but we presently do not have the liquidity necessary to satisfy the banks by the deadlines that have been imposed. If the potential events of default occur and are not waived, there is substantial doubt as to our ability to continue as a going concern. In addition, we have entered into many covenants in the senior credit facility and related agreements that limit our ability to take certain actions without the consent of the banks, including our ability to borrow money, to make particular types of investments or other restricted payments (including dividend payments), to sell our assets, or to merge or consolidate. These restrictions significantly limit our financial and operational flexibility.

We are unable to repay $75 million in senior notes outstanding which are due August 1, 2003, and are required to replace, refinance or restructure these notes by that date.

We are engaged in continuing discussions with the holders of our senior notes regarding a restructuring of our senior notes. At this time we do not have sufficient liquidity to pay the principal amount of $75 million due on August 1, 2003, and it is uncertain whether we will be able to replace, refinance or restructure the notes by that date. If we are unable to secure a waiver or extension of this deadline, and either the banks under our credit facility or the senior noteholders determine to exercise the rights available to them upon this failure, we and/or one or more of our subsidiaries may be forced to seek protection from creditors.

Our indirect parent, Trenwick Group Ltd., has issued convertible preferred shares that may result in substantial dilution to existing common shareholders and/or a change in control of Trenwick Group Ltd. Trenwick Group Ltd. does not have the ability to control settlement of these convertible preferred shares.

As a result of the September 11, 2001 terrorist attacks, LaSalle Re incurred large catastrophe losses that enabled Trenwick Group Ltd. to exercise its rights under a catastrophe equity put option with European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company ("European Re"). In this transaction, Trenwick Group Ltd. issued Series B shares to European Re for a purchase price of $40 million. These Series B shares are convertible into Trenwick Group Ltd. common shares upon the occurrence of certain events, including Trenwick Group Ltd.'s failure to maintain a net worth (as defined) under generally accepted accounting principles of $225 million. Trenwick Group Ltd.'s net worth is below $225 million, and in the event that it remains below that amount through April 19, 2003, European Re will be able to convert the Series B Shares into common shares upon not less than 60 days' notice to Trenwick Group Ltd., and substantial dilution to existing common shareholders of Trenwick Group Ltd. will occur. In addition, depending on the conversion ratio of preferred shares to common shares, which is based upon the trading price of Trenwick Group Ltd.'s common shares and the book value and number of shares converted, this conversion could result in European Re obtaining control of Trenwick Group Ltd. subject to compliance with applicable insurance regulation.

We are a holding company and substantially all of our assets are held in our insurance company subsidiaries. These assets are generally unavailable to pay the debts of the holding company and there is substantial uncertainty as to whether we will ultimately receive any value from our insurance company subsidiaries.

We are a holding company with no material assets other than the stock of our operating subsidiaries. Our ability to meet our debt and securities obligations and our ability to pay dividends to our shareholders will be dependent on the earnings and cash flows of our subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to us. Payment of dividends and advances and repayments from our operating insurance company subsidiaries are regulated by state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. We are required to maintain specified minimum levels of capital and surplus and risk-based capital at our insurance subsidiaries, which could restrict their ability to pay us dividends, even if the dividends were permitted by relevant insurance laws and regulations. We do not expect the majority of our operating subsidiaries will be able to pay dividends or advance or repay any funds to us in the foreseeable future, which would prevent us from making payments on our debt or securities obligations.

We are in discussions with insurance regulators concerning capital impairment and other issues relating to our insurance company subsidiaries, and these regulators may institute supervision, rehabilitation, conservation or liquidation proceedings with respect to these subsidiaries.

We have been engaged in discussions with the insurance regulators of the jurisdictions in which our insurance company subsidiaries are domiciled. We have been required to restrict our Connecticut insurance company subsidiary from taking certain actions such as paying dividends or disposing of assets, and we have been required to submit a plan of action to eliminate the statutory capital impairment at our New York insurance company subsidiary. The New York Insurance Department ("NYID") has indicated that the NYID would expect to impose restrictions on our New York insurance company subsidiary that are at a minimum similar to those imposed by the Connecticut Insurance Department on our Connecticut subsidiary. Trenwick America has also been notified by the NYID that, in the NYID's view, approximately $26 million in loans made to Trenwick America by INSCORP in 2002 were in contravention of New York regulatory requirements. As a result, INSCORP and Trenwick America may be the subject of regulatory action brought by the NYID. Each of these regulators, as well as the State of North Dakota, may act independently of one another with respect to the insurance company domiciled in its jurisdiction. Any action by an insurance regulator, such as the commencement of voluntary or involuntary supervision, rehabilitation, conservation or liquidation proceedings with respect to one of these companies, could precipitate additional actions by the other insurance regulators. In the event of any such proceedings, it is unlikely that the assets of the insurance companies will be available to satisfy each others' liabilities, or the liabilities of Trenwick America.

Our insurance company subsidiaries are no longer rated by A.M. Best Company.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. As a result of recent events, our insurance company subsidiaries are no longer rated by A.M. Best. These ratings reflect A.M. Best's opinion of an insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. The lack of ratings will adversely affect our ability to market our insurance and reinsurance products and will have a significant and adverse effect on our future prospects for growth and profitability.

We have written substantially all of our business in 2003 as agent for a highly rated unaffiliated insurance company under an arrangement that is terminable at will. If this arrangement is terminated, we may be unable to find a replacement carrier and would have no ongoing business in the United States.

The Chubb underwriting facility, under which Trenwick America Re is acting as agent for Chubb, represents virtually all of our ongoing business. The facility is terminable at will by either party, and there can be no assurance that upon its expiration it will be renewed, or that we would be able to enter into similar arrangements with another highly rated carrier were the Chubb facility to terminate. In addition, the facility is structured in such a way that we will not derive any profit commissions from it until 2006, if at all.

Our financial strength ratings have been significantly downgraded by Standard & Poor's, Moody's Investor Services and Fitch.

Our senior debt and other ratings have been downgraded significantly by Standard & Poor's, Moody's Investor Services and Fitch, to "D", "Ca" and "D", respectively. These ratings generally reflect the ratings services' views that our business prospects and financial flexibility are very limited and their substantial doubt as to our ability to restructure our senior debt. In addition, these downgrades significantly and negatively affect our ability to raise capital and to negotiate favorable terms in restructuring our debt.

Our specialty program insurance segment, from which we historically derived a significant portion of our revenue, has ceased to write substantially all new business and is in runoff.

We have placed our Specialty program insurance segment, which provided approximately 50% of our gross premiums written in 2002, into runoff, therefore little or no new business is being written and, in addition, in order to reduce operating costs we may be required to put all of our operations in runoff in the future. Our objective is to maximize the economic value of the runoff through effective claims settlement, commutation of assumed obligations where appropriate, collection of reinsurance recoverables and effective cash management. While it is possible that some positive economic value may result over time from the runoff of this operation, we do not expect them to contribute significantly to our revenue or results of operations and there are significant uncertainties that could if realized adversely affect our ability to continue a solvent runoff of this operation. Trenwick has historically not operated in runoff and may not have internal expertise, or may not be able to retain external support such as experienced consultants, to do so effectively.

Our ability to attract and retain key management personnel has been negatively affected.

We have experienced the loss of several senior executive officers in the last nine months. A number of executives positions at Trenwick and its subsidiaries, including Trenwick's Acting Chief Executive Officer and its Chief Actuary, are now being filled by consultants under short term arrangements. Our ability to operate our business has been, and will continue to be, dependent on our ability to retain the services of our existing key senior executive officers and to attract and retain additional qualified personnel in the future as employees and consultants. The loss of the services of any of our key executive officers or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. Our financial situation and that of our subsidiaries has made it and likely will continue to make it difficult to retain key employees.

Our reinsurers may not satisfy their obligations to us.

Our business model relied to a large extent on reinsurance to reduce our underwriting risk. As of December 31, 2002, our reinsurance recoverable balance was approximately $641.2 million. Our subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve the insurers of their liability to the insureds. In addition, reinsurers may be unwilling to pay our insurance company subsidiaries even though they have the financial resources and are contractually obligated to do so. Unfavorable arbitration decisions or the failure of one or more of the reinsurers to honor their obligations or make timely payments would impact our subsidiaries' cash flow and could cause us to incur significant losses. In the event of the rehabilitation, supervision, conservation or liquidation of any of our insurance company subsidiaries, we may not be able to influence the outcome of the collectibility of reinsurance recoverables, in that it will be the responsibility of the regulators supervising such proceedings.

If actual claims exceed our loss reserves, our financial results could be significantly adversely affected.

In the fourth quarter of 2002 we increased our loss reserves for unpaid claims and claims expenses by $100 million, which followed other reserve increases earlier in 2002. The reserve increases reflect a reassessment of our reserves in light of recent reported loss activity trends across our major business groups. Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. To the extent actual claims continue to exceed our expectations, we will be required to immediately recognize the less favorable experience. This could cause a material increase in our liabilities and a reduction in our profitability, including an operating loss and reduction of capital.

We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies that we write. We utilize actuarial models as well as historical insurance industry loss development patterns to establish appropriate loss reserves, as well as estimates of future trends in claims severity, frequency and other factors. Establishing an appropriate level of loss reserves is an inherently uncertain process. Accordingly, actual claims and claim expenses paid will likely deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements.

If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination with a corresponding reduction in our net income or increase our net loss in the period in which the deficiency is rectified. It is possible that claims in respect of events that have occurred could exceed our loss reserves and have a material adverse effect on our results of operations or our financial condition in general.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

The regulatory system under which we operate, and potential changes thereto, could have a material adverse effect on our business.

Our insurance and reinsurance subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations in locales where we currently engage in business, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. As a result of the events of the past several months, we are presently in discussions with, or subject to orders issued by, insurance regulators in all of the jurisdictions in which we and our insurance company subsidiaries are domiciled. Our inability to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws, regulations or orders could result in further restrictions on our ability to do business and could subject us to fines and other sanctions including the ceasing of our ongoing operations.

Recent events may result in political, regulatory and industry initiatives which could adversely affect our business.

The supply of insurance and reinsurance coverage has decreased due to withdrawal of capacity and substantial reductions in capital resulting from, among other things, the terrorist attacks of September 11, 2001. This tightening of supply may result in governmental intervention in the insurance and reinsurance markets, both in the United States and worldwide. For example, on November 26, 2002, the Terrorism Risk Insurance Act was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. The law expires automatically at the end of 2005. Currently there is a great deal of uncertainty as to what effect the law will have on the insurance industry. We are currently unable to predict the extent to which the foregoing and other new initiatives may affect the demand for our products or the risks which may be available for us to consider underwriting. At the same time, threats of further terrorist attacks and the military initiatives and political unrest in the Middle East and Asia have adversely affected general economic, market and political conditions, increasing many of the risks associated with the insurance markets worldwide.

The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. Although premium levels for many products have increased in recent months, the supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality.

Applicable insurance laws may make it difficult to effect a change of control of our company.

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant's board of directors and executive officers, the acquiror's plans for the management of the applicant's board of directors and executive officers, the acquiror's plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our U.S. insurance company, the insurance change of control laws of Connecticut, New York and North Dakota would likely apply to such a transaction.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 10-13. Information required by Items 10 through 13 has been omitted because Trenwick America meets the conditions set forth in General Instruction I
(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K in the reduced disclosure format.

Item 14.  Controls and Procedures

Within the 90 days prior to the filing date of this report, Trenwick America carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to be filed with the Securities and Exchange Commission. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

      1.    Financial statements:

            Report of Independent Accountants - (Page F-1).

            Consolidated Balance Sheet at December 31, 2002 and 2001.
            (Page F-2).

            Consolidated Statements of Operations, Comprehensive Income and Changes in Common Stockholder's Equity for the years ended December 31, 2002, 2001 and 2000. (Page F-3).

            Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000. (Page F-4).

            Notes to Consolidated Financial Statements. (Pages F-5 through
            F-28).

      2.    Financial statement schedules required to be filed by Item 8 of this
            Form:

                  Schedule
           Page   Number
           ----   ------

           S-1    II             Condensed Financial Information of Registrant.

           S-4    III            Supplementary Insurance Information.

           S-5    V              Valuation and Qualifying Accounts.

(b)   Exhibits

      3.1 Certificate of Incorporation of Trenwick America. Incorporated by reference to Exhibit 3.1 to Trenwick America's Current Report on Form 8-K filed on November 16, 2000 (File No. 0-31967).

      3.2   By-Laws of Trenwick America. Incorporated by reference to Exhibit
            3.2 to Trenwick America's Current Report on Form 8-K (File No.0-31967).

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

      4.2 First Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America and The Chase Manhattan Bank, as Trustee, with respect to the 8.82% Junior Subordinated Deferrable Interest Debentures. Incorporated by reference to Exhibit 4.2 to Trenwick America's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).

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

      4.4 First Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America, and Bank One Trust Company, N.A., as successor to First National Bank of Chicago, as Trustee, with respect to the $75 million principal amount of 6.7% Senior Notes due April 1, 2003. Incorporated by reference to Exhibit 4.4 to Trenwick America's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).

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

      4.7 Second Supplemental Indenture, dated as of October 27, 1999, among Chartwell Re Corporation, Trenwick Group Inc. and State Street Bank and Trust Company, as successor to Fleet Bank, as Trustee, with respect to the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.7 to Trenwick America's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).

      4.8 Third Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America and State Street Bank and Trust Company, as successor to Fleet Bank, as Trustee under the contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.8 to Trenwick America's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).

      10.1 Amended and Restated Credit Agreement, dated as of November 24, 1999 and Amended and Restated as of September 27, 2000, among Trenwick America, Trenwick Holdings Limited, various lending institutions, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and Chase Manhattan Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Trenwick Group Ltd,'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-16089).

      10.2 First Amendment and Waiver to the Credit Agreement, dated as of June 13, 2001, among Trenwick America, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and The Chase Manhattan Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Trenwick America's First Amendment to Quarterly Report on Form 10-Q, filed on January 11, 2002 (File No. 0-31967).

      10.3 First Amendment to the Holdings Guaranty, dated as of June 13, 2001, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to
            Exhibit 10.2 to Trenwick America's First Amendment to Quarterly Report on Form 10-Q, filed on January 11, 2002 (File No. 0-31967).

      10.4 Second Amendment and Waiver to the Credit Agreement, dated as of November 13, 2001, among Trenwick America, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JP Morgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.3 to Trenwick America's First Amendment to Quarterly Report on Form 10-Q, filed on January 11, 2002 (File No. 0-31967).

      10.5 Second Amendment to the Holdings Guaranty, dated as of November 13, 2001, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 10.4 to Trenwick America's First Amendment to Quarterly Report on Form 10-Q, filed on January 11, 2002 (File No. 0-31967).

      10.6 Office lease between Trenwick America and EOP-Canterbury Green, L.L.C. dated as of January 29, 1998, with respect to office space in Stamford, Connecticut. Incorporated by reference to Exhibit 10.16 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-15389).

      10.7 First Amendment dated as of March 31, 1998, to office lease between Trenwick America and EOP-Canterbury Green L.L.C. dated January 29, 1998. Incorporated by reference to Exhibit 10.11 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

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

      10.15 Third Amendment to the Credit Agreement, dated as of April 12, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 10.1 to Trenwick America Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002 (file no. 0-31967).

      10.16 Third Amendment to the Holdings Guaranty, dated as of April 12, 2002, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to Trenwick America Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002 (file no. 0-31967).

      10.17 Forbearance Agreement, dated as of November 11, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions party to the Credit Agreement, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 10.1 to Trenwick America Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (File No. 0-31967).

      10.18 Amendment to Forbearance Agreement, dated as of November 21, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick Group Ltd., LaSalle Re Holdings Limited, the lending institutions party to the Credit Agreement, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to Trenwick America Corporation's Current Report on Form 8-K, filed on December 3, 2002 (File No. 0-31967).

      10.19 Second Amendment to the Forbearance Agreement, dated as of December 6, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick Group Ltd., LaSalle Re Holdings Limited, the lending institutions party to the Credit Agreement, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to Trenwick America Corporation's Current Report on Form 8-K, filed on December 12, 2002 (File No. 0-31967).

      10.20 Third Amendment and Consent to the Forbearance Agreement, dated as of December 9, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick Group Ltd., LaSalle Re Holdings Limited, the lending institutions party to the Credit Agreement, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.2 to Trenwick America Corporation's Current Report on Form 8-K, filed on December 12, 2002 (File No. 0-31967).

      10.21 Trenwick Group Ltd. Term Sheet LOC Facility, dated as December 3, 2002. Incorporated by reference to Exhibit 99.3 to Trenwick America Corporation's Current Report on Form 8-K, filed on December 12, 2002 (File No. 0-31967).

      10.22 Fourth Amendment and Waiver to the Credit Agreement, dated as of December 24, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit

            99.1 to Trenwick America Corporation's Current Report on Form 8-K, filed on December 26, 2002 (File No. 0-31967).

      10.23 Fourth Amendment to the Holdings Guaranty, dated as of December 24, 2002, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.2 to Trenwick America Corporation's Current Report on Form 8-K, filed on December 26, 2002 (File No. 0-31967).

      10.24 Fifth Amendment to the Credit Agreement, dated as of January 16, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to
            Exhibit 99.1 to Trenwick America Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

      10.25 Fifth Amendment and Consent to the Holdings Guaranty, dated as of January 16, 2003, among Trenwick Group, Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.2 to Trenwick America Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

      10.26 Sixth Amendment and Waiver to the Credit Agreement, dated as of January 27, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.4 to Trenwick America Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

      10.27 Sixth Amendment and Consent to the Holdings Guaranty, dated as of January 27, 2003, among Trenwick Group Ltd. and the lending institutions form time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.5 to Trenwick America Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

      10.28 Seventh Amendment and Waiver to the Credit Agreement, dated as of March 7, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to
            Exhibit 99.6 to Trenwick America Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

      10.29 Seventh Amendment to the Holdings Guaranty, dated as of March 7, 2003, among Trenwick Group Ltd. and the lending institutions form time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.7 to Trenwick America Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

      10.30 Fourth Waiver to the Credit Agreement, dated as of March 14, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to
            Exhibit 99.8 to Trenwick America Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

      10.31 Agreement, between the Connecticut Insurance Department and Trenwick America Reinsurance Corporation, dated December 3, 2002. Incorporated by reference to Exhibit 99.9 to Trenwick America Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

      10.32 Demand Promissory note from Trenwick America Corporation to The Insurance Corporation of New York dated December 31, 2002*

      10.33 Demand Promissory note from Trenwick America Corporation to Trenwick America Reinsurance Corporation dated December 31, 2002*

      12.1  Computation of Ratios.*

      23.1  Consent of PricewaterhouseCoopers LLP. *

      99.1  Certification of Acting Chief Executive Officer *

      99.2  Certification of Chief Financial Officer *

*     Filed herewith

(c)   Reports on Form 8-K

      Trenwick America filed Current Reports on Form 8-K on the following dates during the fourth quarter of 2002:

      October 28, 2002, reporting the lowering by A.M. Best Company on October 18, 2002 of the financial strength ratings of the operating subsidiaries of Trenwick, and the existence of an event of default under the Credit Agreement among Trenwick America Corporation, Trenwick Holdings Limited and various financial institutions.

      October 29, 2002, reporting (a) the entry by Trenwick America Reinsurance Corporation into an underwriting facility with a subsidiary of Chubb Corporation on October 25, 2002 and (b) Trenwick's announcement on October 25, 2002 that it had engaged independent actuaries to conduct a review of Trenwick's reserves for unpaid claims and claims expenses at each of its operating subsidiaries.

      October 31, 2002, reporting the immediate cessation of underwriting of Trenwick's United States specialty program insurance business, effective as of October 30, 2002.

      November 5, 2002, reporting the execution by Trenwick Managing Agents Limited of a letter agreement with National Indemnity Company on November 4, 2002 pursuant to which National Indemnity Company agreed to provide to Trenwick's Lloyd's Syndicate 839 $150 million in capital and a $45 million quota share reinsurance facility for the 2003 year of account.

      November 15, 2002, reporting the entry on November 13, 2002 by Trenwick, Trenwick America Corporation, Trenwick Holdings Limited and LaSalle Re Holdings Limited into a Forbearance Agreement dated as of November 11, 2002 with certain lending institutions party to the Credit Agreement dated as of November 24, 1999 and amended and restated as of September 27, 2000, and JP Morgan Chase Bank, as administrative agent.

      December 3, 2002, reporting the entry on November 21, 2002 by Trenwick, Trenwick America Corporation, Trenwick Holdings Limited and LaSalle Re Holdings Limited into an extension of the Forbearance Agreement, and the suspension of dividends and distributions payable on the outstanding Trenwick Series B Cumulative Convertible Perpetual Preferred Shares, LaSalle Re Holdings Limited Series A Preferred Shares and Trenwick Capital Trust I 8.82% Exchange Subordinated Capital Income Securities.

      December 12, 2002, reporting (a) the entry on December 8, 2002 by Trenwick, Trenwick America Corporation, Trenwick Holdings Limited and LaSalle Re Holdings Limited into an agreement in principle with its letter of credit providers, (b) the entry by Trenwick, Trenwick America Corporation, Trenwick Holdings Limited and LaSalle Re Holdings Limited into amendments to the Forbearance Agreement on December 6, 2002 and December 9, 2002, extending the forbearance period until December 31, 2002, (c) the hiring of Greenhill & Co. as a financial advisor and (d) the cessation of underwriting at Trenwick International Limited.

      December 26, 2002, reporting the entry on December 24, 2002 by Trenwick, Trenwick America Corporation, Trenwick Holdings Limited and Trenwick UK Holdings Limited into a Fourth Amendment and Waiver to the Credit Agreement, extending for an additional year $182 million of letters of credit utilized by Trenwick to support its underwriting operations at Lloyd's., and a Fourth Amendment to the Holdings Guaranty, dated as of December 24, 2002, providing for Trenwick to pledge all of its equity interests, assets and property as collateral for the renewing letter of credit providers.

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TRENWICK AMERICA CORPORATION
                                         (Registrant)


                                 By  /s/ Stephen H. Binet
                                    -----------------------------------------
                                        Stephen H. Binet
                                        President, Chief Executive Officer,
                                        and Director

Dated: April 9, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                 Date
---------                       -----                                 ----

 /s/Stephen H. Binet            President, Chief Executive       April 9, 2003
----------------------------    Officer, and Director
     Stephen H. Binet


 /s/Alan L. Hunte               Executive Vice President,        April 9, 2003
----------------------------    Chief Financial Officer,
    Alan L. Hunte               and Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Stephen H. Binet, certify that:

      1. I have reviewed this annual report on Form 10-K of Trenwick America Corporation (the "Registrant");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003


      /s/ Stephen H. Binet
      ---------------------------------
          Stephen H. Binet
          President and Chief Executive Officer
          (Principal Executive Officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Alan L. Hunte, certify that:

      1. I have reviewed this annual report on Form 10-K of Trenwick America Corporation (the "Registrant");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003


       /s/ Alan L. Hunte
       ----------------------------------
        Alan L. Hunte
        Executive Vice President and
        Chief Financial Officer

                        Report of Independent Accountants

To the Board of Directors and
Shareholder of Trenwick America Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) 1 on page 54, present fairly, in all material respects, the financial position of Trenwick America Corporation (a subsidiary of Trenwick Group Ltd.) and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15
(a) 2 on page 54, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is currently required to repay certain senior notes by August 1, 2003. At this time, the Company does not have sufficient available liquidity to repay the senior notes. As discussed in Note 11 to the financial statements, certain insurance subsidiaries of the Company do not meet risk based capital levels or levels of surplus required by various insurance regulations to which they are subject. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and other circumstances in regard to these matters are also described in Notes 7 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 12 to the financial statements, the Company changed its method of accounting for goodwill in 2002.

PricewaterhouseCoopers LLP
New York, New York
March 31, 2003 except for Note 7
to the financial statements as to
which the date is April 9, 2003

                          Trenwick America Corporation
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars)
                           December 31, 2002 and 2001

                                                           2002           2001
                                                       -----------    ----------

ASSETS:
Debt securities available for sale, at fair value      $   636,660    $1,054,518
Equity securities, at fair value                             8,849        24,164
Cash and cash equivalents                                  450,340       128,522
Accrued investment income                                    8,436        12,685
Premiums receivable                                        190,617       159,721
Reinsurance recoverable balances, net                      641,176       544,202
Prepaid reinsurance premiums                                97,647        83,980
Deferred policy acquisition costs                           63,167        45,403
Due from parent and affiliates                              62,828        68,260
Net deferred income taxes                                       --        65,757
Goodwill                                                        --        52,119
Security deposit held by Chubb Re                           50,207            --
Other assets                                               130,575        89,774
                                                       -----------    ----------
Total assets                                           $ 2,340,502    $2,329,105
                                                       ===========    ==========

LIABILITIES:
Unpaid claims and claims expenses                      $ 1,640,063    $1,412,104
Unearned premium income                                    324,718       239,004
Reinsurance balances payable                                48,213        42,424
Indebtedness                                                76,498       288,878
Due to affiliates                                           21,435        50,434
Other liabilities                                           46,790        33,939
                                                      -----------    ----------
Total liabilities                                        2,157,717     2,066,783
                                                       -----------    ----------

MINORITY INTEREST:
Mandatorily redeemable preferred capital securities
  of subsidiary trust holding solely junior
  subordinated debentures of Trenwick
  America Corporation                                       87,032        86,973
                                                       -----------    ----------

COMMON STOCKHOLDER'S EQUITY
Common stock and additional paid in capital                298,877        99,353
Retained earnings                                         (218,892)       57,104
Accumulated other comprehensive income                      15,768        18,892
                                                       -----------    ----------
Total common stockholder's equity                           95,753       175,349
                                                       -----------    ----------
Total liabilities, minority interest
   and common stockholder's equity                     $ 2,340,502    $2,329,105
                                                       ===========    ==========

        The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
           Consolidated Statement of Operations, Comprehensive Income
                   and Changes in Common Stockholder's Equity
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2002, 2001 and 2000

                                                    2002         2001         2000
                                                 ---------    ---------    ---------
Revenues:
Net premiums earned                              $ 489,671    $ 380,288    $ 310,791
Net investment income                               53,629       68,041       66,601
Net realized investment gains (losses)              24,769       (1,866)       6,768
Other income                                         2,948        2,819        2,823
                                                 ---------    ---------    ---------
Total revenues                                     571,017      449,282      386,983
                                                 ---------    ---------    ---------

Expenses:
Claims and claims expenses incurred                528,216      305,488      276,043
Policy acquisition costs                           143,642      122,213       92,980
Underwriting expenses                               30,982       18,890       20,730
General and administrative expenses                  2,663        4,074       19,131
Interest expense and subsidiary
 preferred share dividends                          22,551       31,336       35,769
Foreign currency losses                              5,534        1,434        1,831
                                                 ---------    ---------    ---------
Total expenses                                     733,588      483,435      446,484
                                                 ---------    ---------    ---------

Loss before income taxes and cumulative
  effect of change in accounting principle        (162,571)     (34,153)     (59,501)
Income taxes (benefit)                              61,304      (14,628)     (22,529)
                                                 ---------    ---------    ---------
Loss before cumulative effect of change
  in accounting principle                         (223,875)     (19,525)     (36,972)
Cumulative effect of change in accounting
  principle                                        (52,119)          --           --
                                                 ---------    ---------    ---------
Net loss                                         $(275,994)   $ (19,525)   $ (36,972)
                                                 =========    =========    =========

Comprehensive income (loss)
Net loss                                          (275,994)     (19,525)     (36,972)
Other Comprehensive income (loss):
Net unrealized investment gains (losses)            (3,274)      11,043       14,713
Foreign currency translation adjustments               149       (1,582)       1,466
                                                 ---------    ---------    ---------
Comprehensive loss                               $(279,119)   $ (10,064)   $ (20,793)
                                                 =========    =========    =========

Changes in common stockholder's equity:
Common stockholder's equity, beginning of year   $ 175,349    $ 200,907    $ 214,482
Net capital transactions with affiliates           199,523      (13,486)     (21,076)
Adjustments related to business combination             --       (2,008)      37,794
Comprehensive loss                                (279,119)     (10,064)     (20,793)
Common share dividends                                  --           --       (9,500)
                                                 ---------    ---------    ---------

Common stockholder's equity, end of year         $  95,753    $ 175,349    $ 200,907
                                                 =========    =========    =========

        The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
                      Consolidated Statement of Cash Flows
            (Amounts expressed in thousands of United States dollars)
                  Years ended December 31, 2002, 2001 and 2000

                                                            2002         2001         2000
                                                         ---------    ---------    ---------
Net income (loss)                                        $(275,994)   $ (19,525)   $ (36,972)
Adjustments to reconcile net income (loss) to net
 Cash for operating activities:
 Contingent interest note adjustments                      (18,203)      (8,700)      (4,675)
 Investment premium amortization                             1,371          389          633
 Deferred income taxes                                      65,757      (25,753)        (289)
 Net realized investment (gains) losses                    (24,769)       1,866       (6,768)
 Unrealized loss (gain) on foreign exchange                   (379)      (1,040)       1,883
 Uncollectable accounts provision                            1,191        3,320       11,666
 Other fair value adjustment accretion                       5,065          458          365
 Loss sharing agreement reallocation                            --      (28,570)      17,756
 Cumulative effect of change in  accounting principles      52,119           --           --
 Other                                                       4,443          760       (6,859)
 Changes in assets and liabilities:
 Accrued investment income                                   4,248        1,321        3,847
 Premiums receivable                                       (30,896)      (1,611)      (4,398)
 Deferred policy acquisition costs                         (17,764)      (9,136)       1,704
 Other assets                                              (39,943)      18,806       37,901
 Unpaid claims and claims expenses, net of
  reinsurance recoverable balances                         130,985      (17,440)     (76,962)
 Unearned premium income, net of prepaid
  reinsurance premiums                                      72,047       41,730      (10,351)
 Other liabilities                                          22,768       13,143      (26,704)
                                                         ---------    ---------    ---------
Cash for operating activities                              (47,954)     (29,982)     (98,223)
                                                         ---------    ---------    ---------
Investing activities:
 Debt and equity securities sales and maturities           790,524      646,048      481,853
 Debt and equity securities purchases                     (347,185)    (599,566)    (327,491)
 Security deposit to Chubb Re                              (50,000)          --           --
 Other investing activities                                 (6,048)      (5,320)      (1,552)
                                                         ---------    ---------    ---------
 Cash from investing activities                            387,291       41,162      152,810
                                                         ---------    ---------    ---------
Financing activities:
 Indebtedness proceeds                                          --       14,000       24,000
 Indebtedness costs                                         (1,217)      (1,475)      (1,834)
 Indebtedness repayments                                  (197,841)          --      (41,101)
 Affiliate loan proceeds (repayments)                      (17,984)     (33,677)      57,288
 Affiliate capital transactions, net                       199,523        5,099      (47,901)
 Dividend payments                                              --           --       (9,500)
                                                         ---------    ---------    ---------
Cash for financing activities                              (17,519)     (16,053)     (19,048)
                                                         ---------    ---------    ---------
Change in cash and cash equivalents                        321,818       (4,873)      35,539
Cash and cash equivalents, beginning of year               128,522      133,395       97,856
                                                         ---------    ---------    ---------
Cash and cash equivalents, end of year                   $ 450,340    $ 128,522    $ 133,395
                                                         =========    =========    =========

                          TRENWICK AMERICA CORPORATION
                   Notes to Consolidated Financial Statements
                   (Amounts expressed in thousands of United
                        States dollars except share data)
                  Years Ended December 31, 2002, 2001 and 2000

Note 1 Organization and Basis of Presentation

Organization

Trenwick America Corporation ("Trenwick America") is a United States holding company whose principal subsidiaries underwrote specialty insurance and reinsurance. Trenwick America Corporation's ultimate parent is Trenwick Group Ltd. ("Trenwick"), which is a publicly traded Bermuda holding company. Prior to September 27, 2000, Trenwick America's parent was Trenwick Group Inc.

Trenwick Group Ltd. ("Trenwick") was formed as a holding company in Bermuda to acquire two publicly held companies and the minority interest in a subsidiary of one of those companies. That transaction, in which Trenwick issued common shares to acquire LaSalle Re Holdings Limited ("LaSalle Re Holdings"), Trenwick Group Inc. and the minority interest in LaSalle Re Limited ("LaSalle Re"), was completed on September 27, 2000. Trenwick Group Inc. had earlier acquired another publicly held company, Chartwell Re Corporation ("Chartwell"), on October 27, 1999 (the "Trenwick/Chartwell business combination"). More details of the Trenwick/LaSalle business combination are disclosed in Note 2.

Trenwick America's principal subsidiaries underwrite specialty insurance and reinsurance. Details on business segments are disclosed in Note 4.

Basis of Presentation

These financial statements include the accounts of Trenwick America and its subsidiaries after elimination of significant intercompany accounts and transactions. Certain items in prior year financial statements have been reclassified to conform to the current presentation.

These financial statements were prepared in conformity with accounting principles that are generally accepted in the United States of America, sometimes referred to as United States GAAP. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts may differ from these estimates.

The accompanying financial statements have been prepared assuming Trenwick America will continue as a going concern. As discussed in Note 7 to the financial statements, Trenwick America is currently required to repay certain senior notes by August 1, 2003. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit and Trenwick America does not have sufficient available liquidity to repay the senior notes. As discussed in Note 11 to the financial statements, certain insurance subsidiaries of Trenwick America do not meet risk based capital levels or levels of surplus required by various insurance regulations to which they are subject. These matters raise substantial doubt about Trenwick America's ability to continue as a going concern. Management's plans and other circumstances in regard to these matters are also described in Note 7 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 2, the business combination between LaSalle Re Holdings and Trenwick Group Inc. was accounted for as a purchase by LaSalle Re Holdings of the minority interest in LaSalle Re and of Trenwick Group Inc. Accordingly, the assets and liabilities of Trenwick America have been adjusted to reflect their fair value, after consideration of the purchase price, as of September 27, 2000. In addition, a portion of the goodwill resulting from the business combination has been pushed down to Trenwick America and was reflected in the consolidated balance sheet.

As a result of the reorganization described above, the United Kingdom and Bermuda subsidiaries of Trenwick Group Inc., were sold to Trenwick, and the remaining net liabilities of Trenwick Group Inc., consisting primarily of indebtedness and preferred capital securities, were assumed by Trenwick America. These financial statements present the reorganization at historical cost in a manner similar to a pooling of interests business combination. Accordingly, the accompanying financial statements for the 2000 year have been restated to reflect the combined operating results, cash flows, and financial position of the United States operations of Trenwick Group Inc. for all periods in which the companies were under the common control of Trenwick Group Inc.

Other significant accounting policies are presented in italics within the appropriate footnotes.

Note 2 Business Combinations

Trenwick/LaSalle Business Combination

On December 19, 1999, LaSalle Re Holdings, LaSalle Re and Trenwick Group Inc. signed a definitive agreement to combine under a new holding company, Trenwick. On September 27, 2000, following shareholder and regulatory approval, the newly formed Trenwick issued 36,668,594 common shares on a one-for-one, tax-free basis to the former shareholders of LaSalle Re Holdings (15,634,394 shares, including 26,656 restricted shares issued under share award plans) the minority shareholders of LaSalle Re, then a 77.5% owned subsidiary of LaSalle Re Holdings (4,797,649 shares), and the former shareholders of Trenwick Group Inc. (16,236,551 shares, including 224,331 restricted shares issued under share award plans).

The Trenwick/LaSalle business combination was accounted for as a purchase by LaSalle Re Holdings of the minority interest in LaSalle Re and of Trenwick Group Inc. Under the purchase basis of accounting, the purchase price ($346,178) was allocated to the identifiable assets acquired and liabilities assumed, based on the estimated fair values at the date of acquisition; the unallocated excess was recorded as goodwill. A portion of the goodwill resulting from the business combination was pushed down to Trenwick America and was reflected in the consolidated balance sheet. During the 2001 year, Trenwick refined the estimates used in the calculation of the fair value of the net assets acquired in this business combination, principally for the deferred income tax asset, and recorded additional goodwill which was pushed down to the consolidated balance sheet of Trenwick America. Recent changes in accounting for goodwill and its amortization are described in Note 12.

Note 3 Chubb Underwriting Facility

On October 25, 2002, Trenwick America's subsidiary Trenwick America Reinsurance Corporation ("Trenwick America Re") entered into an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company (together, "Chubb") under which Trenwick America Re will cause, subject to Chubb's approval, all of its new and renewing United States reinsurance business during the term of the underwriting facility to be underwritten by Trenwick America Re as agent on behalf of Chubb, which will issue the reinsurance. Chubb's approval will not be unreasonably withheld. The underwriting facility permits Trenwick America Re to underwrite up to $400,000 of United States reinsurance business as agent on behalf of Chubb through January 31, 2004. The underwriting facility does not preclude Chubb from writing any business outside of the facility. As further described below, the profit commission to Trenwick America Re, if any, will be paid by Chubb beginning in the first quarter of 2006.

Pursuant to the underwriting facility, which was effective November 1, 2002, the parties will jointly adjust and settle any claims arising under the business underwritten, provided that Chubb will retain final claim settling authority. Trenwick America Re has agreed that during the term of the underwriting facility Trenwick America Re will not underwrite on behalf of any other third party without Chubb's approval. Chubb has entered into a non-competition agreement with Trenwick America Re restricting Chubb from renewing certain business underwritten through the facility for one year following the termination of the underwriting facility. Either party may terminate the underwriting facility prospectively at any time. Termination of the facility or any modification thereof that is deemed by Trenwick's letter of credit agreement providers to be materially adverse constitutes an event of default under the credit agreement (refer to Note 7 for details of the credit agreement). All premiums collected from the underwriting facility are required to be paid directly to Chubb.

Chubb will receive as a fronting fee either five percent of gross written premium on two-thirds of the business to date, underwritten through the underwriting facility, or $15,000 whichever is greater. Through December 31, 2002, Trenwick America Re had paid $10,000 of this amount to Chubb, and a payment of $1,250 was made during the first quarter of 2003. Additional payments of $1,250 are due to be paid by Trenwick America Re at the end of each of the remaining three calendar quarters of 2003. Trenwick America Re is entitled to receive a monthly expense reimbursement equal to 2.0% of the gross written premiums underwritten on behalf of Chubb collected during the applicable month. The total expense reimbursement payable to Trenwick America Re is subject to a cap of $6,500. The minimum total expense reimbursement is $5,500 unless the underwriting facility is terminated prior to the expiration of its term, in which case it will be prorated based on the amount of time the underwriting agreement was in effect.

The notional "experience account" established with respect to the underwriting facility equals premiums collected (net of ceding commission and reinsurance brokerage), plus investment credit on the experience account balance, plus recoverable reinsurance payment, less paid claims and claims expenses, expense reimbursements, Chubb's fronting fee, and reinsurance premiums paid (net of ceding commission). The experience account will earn an investment credit at a rate equal to the three-year United States Treasury bill as of the close of business on the first business day of the applicable time period. The investment credit will be calculated each March 31, June 30, September 30 and December 31 and will be based upon the average daily balance in the experience account during the applicable three-month time period.

Trenwick America Re will be entitled to receive two-thirds of a profit commission equal to two-thirds of the experience account adjusted to include unpaid claims and claims expenses, and will be paid on the following payment schedule:

March 31, 2006          25% of cumulative indicated profit commission

September 30, 2006      50% of cumulative indicated profit commission,
                        less prior profit commission paid

March 31, 2007          75% of cumulative indicated profit commission,
                        less prior profit commission paid

September 30, 2007      100% of cumulative indicated profit commission,
                        less prior profit commission paid

For purposes of calculating the profit commission, the experience account will be adjusted to account for unpaid claims and claims expenses (case reserves, incurred but not reported and additional case reserves.)

Trenwick America Re has also agreed to reinsure Chubb for 100% of all losses in excess of premiums collected less certain expenses. To secure its reinsurance obligations to Chubb, Trenwick America Re has posted a $50,000 security deposit with Chubb. Trenwick America Re is required to pay additional amounts to Chubb for the security deposit, so that the security deposit is equal to the greater of $50,000 or the amount of Trenwick America Re's reinsurance obligations. Given the long-term nature of the stop-loss reinsurance agreement, the amount of the cash deposit may be greater than Trenwick America Re's obligations under the stop-loss reinsurance agreement. The security deposit will earn an investment credit at a rate equal to the three-year United States Treasury bill as of the close of business on the first business day of the applicable time period. The amount of the security deposit in excess of certain decreasing amounts over time will be returned to Trenwick America Re on a payment schedule beginning March 31, 2006, provided that at such times Trenwick America Re has an A.M. Best rating of "A-" or better. On January 12, 2012, regardless of whether Trenwick America Re has reacquired an "A-" or rating from A.M. Best, that portion of the security deposit that exceeds the positive difference (if any) of Trenwick America Re's obligations minus the amount in the experience fund, will be returned to Trenwick America Re.

An "event of default" by Trenwick America Re under the Chubb facility would occur if creditors attach or take possession of any material amount of Trenwick America Re's assets, or if Trenwick America Re voluntarily or involuntarily enters into rehabilitation, dissolution, winding-up, liquidation, administration or reorganization proceedings under applicable bankruptcy, insolvency or similar law. Upon the occurrence of an event of default by Trenwick America Re, no profit commission will be paid and no reductions in the amount of collateral will be made until the event of default ceases, or January 1, 2012, which ever is earlier. At that time, the profit commission payment schedule and collateral reduction schedules will recommence at the point at which the event of default occurred.

Since November 1, 2002, the effective date of the Chubb facility, Trenwick America Re has written approximately $126,890 in gross premiums under the facility. To date, almost all of the bound premiums have been renewal business.

Note 4 Segment Information

For the years ended December 31, 2002, 2001 and 2000, Trenwick America reported its specialty property and casualty insurance and reinsurance business in the following business segments:

o Treaty Reinsurance, which includes treaty reinsurance on United States property and casualty risks. Treaty reinsurance is written principally through Trenwick America Re and includes the run-off of reinsurance business formerly written by Chartwell Insurance Company (which merged with and into Trenwick America Re effective December 31, 2002) and The Insurance Corporation of New York. In addition, the Reinsurance segment includes the results of the Chubb underwriting facility.

o Specialty program insurance, which was written principally through Trenwick America's subsidiary, Canterbury Financial Group, Inc. ("Canterbury") and its operating subsidiaries, The Insurance Corporation of New York, Dakota Specialty Insurance Company and Chartwell Insurance Company (merged with and into Trenwick America Re effective December 31, 2002). Trenwick ceased underwriting substantially all new specialty program insurance effective October 30, 2002.

Excluded from the aforementioned segments is the Excess and Casualty Reinsurance Association Pool ("ECRA Pool") runoff, which was non-renewed. The ECRA Pool was a New York state licensed pool that underwrote multi-line property and casualty business until it ceased underwriting in 1983. The losses incurred by the ECRA pool included asbestos and environmental risks for those periods. Trenwick America Re participated in the ECRA Pool during pool years 1978 to 1982, while The Insurance Corporation of New York participated during pool years 1950 to 1956.

The business segment financial information also excludes affiliate transactions, the most significant of which are a reinsurance contract with a United Kingdom affiliate of Trenwick America that wrote international specialty insurance and reinsurance business and a loss sharing agreement with some of Trenwick America's United Kingdom affiliates, which provides for the allocation of recoverables from reinsurance purchased in connection with the 1999 Trenwick/Chartwell business combination.

The following tables present business segment financial information for Trenwick America as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, and 2000:

                                                            December 31,
                                                  ------------------------------
Total assets:                                        2002                2001
                                                  ----------          ----------
Treaty reinsurance                                $1,550,635          $1,640,154
Specialty insurance                                  776,280             579,254
Unallocated                                           13,587             109,697
                                                  ----------          ----------
Total assets                                      $2,340,502          $2,329,105
                                                  ==========          ==========

                                                   Year Ended December 31,
                                            2002           2001           2000
                                          --------       --------       --------
Total revenues:
Treaty reinsurance                        $402,467       $335,867       $328,478
Specialty insurance                        161,503         97,178         54,758
Affiliate transactions                       6,576         10,879            173
Unallocated                                    471          5,358          3,574
                                          --------       --------       --------
Total revenues                            $571,017       $449,282       $386,983
                                          ========       ========       ========

                                                   Year Ended December 31,
                                            2002           2001           2000
                                          --------       --------       --------
Net income (loss):
Treaty reinsurance                        $(124,431)    $   4,863     $   7,404
Specialty insurance                         (37,478)           44         2,339
Affiliate transactions                      (19,887)        5,417       (14,817)
ECRA pool runoff                             (5,470)       (7,495)           --
Unallocated interest expense and
  subsidiary preferred
  share dividends                           (22,275)      (30,824)      (35,540)
Other unallocated                           (14,334)        8,470         3,642
Change in accounting principle              (52,119)           --            --
                                          ---------     ---------     ---------
Net loss                                  $(275,994)    $ (19,525)    $ (36,972)
                                          =========     =========     =========

Revenues from transactions between operating segments have been eliminated in consolidation. Other unallocated consists mainly of general and administrative expenses and income taxes of Trenwick America.

Note 5 Underwriting Activities

Premiums

Insurance and reinsurance premiums on contracts are accrued on an estimated basis throughout the term of such contracts. For retrospectively rated and other experience rated reinsurance contracts, premiums are estimated and accrued based on the difference between total unpaid claims and claims expenses before and after the experience under the contract (the with-and-without method). Premium estimates are made based on statistical and other data and record subsequent adjustments in the period in which they become known. Short-duration contracts are accounted for as reinsurance when they provide indemnification against loss or liability relating to insurance risk and as deposits when they do not.

Insurance and reinsurance premiums recorded (net of reinsurance ceded) are earned on a pro-rata basis over the related contract period. A liability for unearned premium income is recorded for the portion of premiums applicable to the unexpired portion of premium coverage with renewal dates later than the date of the balance sheet. Premium income for insurance business and excess of loss reinsurance is computed using pro-rata methods. With respect to proportional business, our estimates of future coverage and the related premiums are computed based on reports received from ceding companies. Premium recognition on this business is matched on a pro-rata basis to the applicable period of coverage based upon these reports. Reinsurance premiums are recorded as prepaid expenses amortized over the contract period in proportion to the amount of reinsurance protection provided. Where the contract provides for return premiums, accruals are made based on loss experience through the date of the balance sheet.

The components of premiums written and earned follow:

                                               Year ended December 31,
                                      -----------------------------------------
                                         2002            2001            2000
                                      ---------       ---------       ---------

Assumed premiums written              $ 412,341       $ 350,134       $ 338,794
Direct premiums written                 398,322         291,433         187,545
                                      ---------       ---------       ---------
Gross premiums written                  810,663         641,567         526,339
Ceded premiums written                 (249,315)       (210,160)       (221,027)
                                      ---------       ---------       ---------
Net premiums written                  $ 561,348       $ 431,407       $ 305,312
                                      =========       =========       =========

Assumed premiums earned               $ 374,178       $ 321,882       $ 352,607
Direct premiums earned                  348,595         250,047         165,728
                                      ---------       ---------       ---------
Gross premiums earned                   722,773         571,929         518,335
Ceded premiums earned                  (233,102)       (191,641)       (207,544)
                                      ---------       ---------       ---------
Net premiums earned                   $ 489,671       $ 380,288       $ 310,791
                                      =========       =========       =========

Policy acquisition costs

Policy acquisition costs consist primarily of commissions and brokerage expenses that vary with and are primarily related to the acquisition of business. Policy acquisition costs are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed on a quarterly basis to determine that they do not exceed recoverable amounts after allowing for anticipated investment income.

      The components of policy acquisition costs follow:

                                                  Year ended December 31,
                                            -----------------------------------
                                               2002         2001         2000
                                            ---------    ---------    ---------

Gross policy acquisition costs deferred     $ 235,972    $ 194,429    $ 156,910
Ceded policy acquisition costs deferred       (74,566)     (63,080)     (65,634)
                                            ---------    ---------    ---------
Net policy acquisition costs deferred       $ 161,406    $ 131,349    $  91,276
                                            =========    =========    =========

Policy acquisition costs expensed           $ 143,642    $ 122,213    $  92,980
                                            =========    =========    =========

Commissions on cessions to retrocessionaires earned by Trenwick America of $71,512, $62,484, and $64,883 for the 2002, 2001 and 2000 years, respectively, were recorded as a reduction to gross policy acquisition costs.

Claims and Claims Expenses

Claims and claims expenses are recorded as incurred, at management's best estimate, in order to match claims and claims expense costs with premiums over the contract periods. The amount provided for unpaid claims and claims expenses consists of any unpaid reported claims and claims expenses and estimates for incurred but not reported claims and claims expenses, net of estimated salvage and subrogation. The estimates for claims and claims expenses incurred but not reported were developed based on historical claims and claims expense experience and an actuarial evaluation of expected claims and claims expense experience. Workers' compensation indemnity liabilities that are considered fixed and determinable are discounted using an interest rate of 3.5% Reserves for unpaid claims and claims expenses, by their very nature, do not represent an exact calculation of the liability and, while Trenwick America has established reserves equal to the current best estimate of ultimate losses, there remains a high likelihood that further changes in such claim estimates, either upward or downward, will occur in the future. Adjustments to previously reported reserves for unpaid claims and claims expenses are considered changes in estimates for accounting purposes and are reflected in the income statement in the period in which the adjustment becomes known.

The components of net claims and claims expenses incurred are as follows:

                                                   Year ended December 31,
                                            -----------------------------------
                                               2002         2001         2000
                                            ---------    ---------    ---------

Gross claims and claims expenses incurred   $ 717,566    $ 430,702    $ 455,093
Ceded claims and claims expenses incurred    (189,350)    (125,214)    (179,050)
                                            ---------    ---------    ---------
Net claims and claims expenses incurred     $ 528,216    $ 305,488    $ 276,043
                                            =========    =========    =========

The following table presents a reconciliation of the beginning and ending balances of net liabilities for unpaid claims and claims expenses. The gross liabilities for unpaid claims and claims expenses at period ends are as reflected in the balance sheet. The net liabilities for unpaid claims and claims expenses reflect deductions for reinsurance recoverable on unpaid claims and claims expenses, also as reflected in the balance sheet.

                                                          Year ended December 31,
                                                 -----------------------------------------
                                                     2002           2001           2000
                                                 -----------    -----------    -----------
Net unpaid claims and claims expenses,
  beginning of period                            $   789,376    $   760,071    $   841,381
                                                 -----------    -----------    -----------

Provision, net of reinsurance recoverable:
  Claims incurred in the current period              317,141        292,933        251,139
  Claims incurred prior to the current period        229,395         22,448         32,496
                                                 -----------    -----------    -----------
   Total provision                                   546,536        315,381        283,635
                                                 -----------    -----------    -----------

Payments, net of reinsurance:
  Claims incurred in the current period              (73,176)       (64,085)       (66,574)
  Claims incurred prior to the current period       (289,764)      (250,649)      (279,717)
                                                 -----------    -----------    -----------
   Total payments                                   (362,940)      (314,734)      (346,291)
                                                 -----------    -----------    -----------

Adoption of accounting policy for workers'
   compensation discounting                               --             --         (1,135)
                                                 -----------    -----------    -----------

Effect of loss sharing agreement with
   affiliates                                             --         28,570        (17,756)
                                                 -----------    -----------    -----------
Foreign currency translation adjustment to net
  unpaid claims and claims expenses                      170             88            237
                                                 -----------    -----------    -----------

End of period:
Net unpaid claims and claims expenses                973,142        789,376        760,071
Reinsurance recoverable on unpaid claims
  and claims expenses                                658,236        610,906        611,954
                                                 -----------    -----------    -----------
Gross unpaid claims and claims expenses          $ 1,631,378    $ 1,400,282    $ 1,372,025
                                                 ===========    ===========    ===========

Unpaid claims and claims expense at year end 2002 and 2001 of $1,640,063 and $1,412,104 respectively, include amounts approved for payment but unpaid at year end 2002 and 2001 ($8,685 and $11,822, respectively). These amounts are reflected in the above table as payments within the period when approved for payment by Trenwick America. Reinsurance recoverables on unpaid claims and claims expenses at year end 2002 and 2001 of $641,176 and $544,202, respectively, include amounts recoverable on losses that have been paid by Trenwick America but for which reimbursements have not been received from ceding companies at year end 2002 and 2001 ($94,980 and $69,154, respectively). These amounts are reflected in the above table as receipts within the period when approved. In addition, the 2002 and 2001 provisions for claims and claims expenses incurred of $528,216 and $305,488, respectively, include benefits related to reductions in the liability under Trenwick America's contingent interest notes ($18,320 and $9,893, respectively). These amounts are not reflected in the above table. Workers' compensation claims subject to discounting were $4,678 and $3,998, respectively, at year end 2002 and 2001, and the related discount was $1,464 and $1,145, respectively.

During the year ended December 31, 2002, Trenwick America recorded increase in claims and claims expenses related to prior years of $229,395. The loss reserve increases are a result of the reassessment of reserve levels, a culmination of work completed by both Trenwick's internal actuaries and independent actuarial consultants in all of Trenwick America's businesses. Of the reserve increases recorded, approximately $183,868, or 80.2%, relates to Trenwick America's Treaty reinsurance operations and principally impacts the most recent accident years, 1998 to 2001, where deterioration has occurred across all lines of business. A significant portion of the deterioration arose in the general liability and asbestos and environmental lines of business. Trenwick America's Specialty program insurance, now in runoff, contributed approximately $45,527, or 19.8% of the reserve increases recorded in 2002. This deterioration was concentrated in a small number of programs and related primarily to general liability business.

As a result of deterioration in loss reserve indications during the first nine months of 2002, Trenwick engaged external actuarial consultants during the fourth quarter to assist management in reviewing reserves for December 31, 2002. Based on the results of external and internal actuarial studies, reserve adjustments of $100,400 were made during the fourth quarter of 2002.

The 2002 provision for claims incurred prior to the current period related to claims occurring between 1998 and 2001 and was spread across multiple lines of business. The period from 1998 to 2001 represents a period of weak insurance and reinsurance pricing and the actual loss results for business written during that period have turned out to be significantly worse than originally estimated by Trenwick America when it originally wrote the business and subsequently re-estimated reserves for this business.

In 2001, Trenwick America recorded a net increase $22,448 in estimates for claims occurring in prior accident years. This reserve strengthening includes $15,654 related to Treaty reinsurance business, which was underwritten prior to 2001 and $11,530 related to prior participation in the ECRA Pool. In addition, $13,940 of the loss reserve strengthening related to Specialty program insurance. The increase in 2000 reflects a deterioration in market conditions since 1997.

Inflation

Inflation raises the cost of economic losses and non-economic damages covered by insurance contracts and, therefore is a factor in determining effective rates of reinsurance and the appropriateness of reserves. The methods used to estimate individual case reserves and reserves for claims incurred but not yet reported implicitly incorporate the effects of inflation in the projection of ultimate losses. Due to the inherent uncertainties of estimating unpaid claims and claims expenses, actual claims and claims expenses may deviate, perhaps substantially, from estimates reflected in these financial statements. Management believes that its claim estimation methods are reasonable and prudent and that its unpaid claims and claims expenses at year end 2002 are adequate.

Latent Injury and Toxic Tort Claims

The balance of unpaid claims and claims expenses also includes provisions for latent injury or toxic tort claims such as asbestos that cannot be estimated with traditional techniques. Due to inconsistent court decisions in federal and state jurisdictions and the wide variation among insureds with respect to underlying facts and coverage, uncertainty exists with respect to these claims as to liabilities of ceding companies and, consequently, reinsurance coverage. During the year ended December 31, 2002, Trenwick America increased its asbestos and environmental ("A&E") reserves by $28,997. In making its reserve estimates, management considered that this addition to A&E reserves resulted in a three-year survival ratio (calculated as the A&E reserves at year-end divided by the average annual A&E payments over the previous 3 calendar years and represents the number of years that existing reserves will last if the current level of average annual payments for the last three years repeats itself indefinitely) of 12.9, which is higher than the property and casualty insurance ratio at December 31, 2001 as reported by A.M. Best and which Trenwick America believes is consistent with levels of companies that have recorded A&E adjustments in 2002.

The estimate of net unpaid claims and claims expenses for asbestos and environmental claims at year end 2002 and 2001 was $112,006 and $91,050, respectively, comprising gross unpaid claims and claims expenses of $145,048 and $118,688, net of reinsurance recoverable on unpaid claims and claims expenses of $33,042 and $27,638. During the years ended December 31, 2002, 2001 and 2000, payments of A&E related claims and claims expenses were $7,025, $10,110 and $10,457, respectively. The above figures include liabilities emanating from Trenwick America's participation in the ECRA Pool.

Reinsurance

Reinsurance and retrocessional agreements are entered into to reduce Trewick America's exposure on individual risks, catastrophic losses and other large losses in all lines of business. Trenwick America remains primarily liable in the event that reinsurers fail to meet their obligations, however, Trenwick America holds collateral under some of these agreements which would serve to offset a substantial portion of the liability should the reinsurer fail to pay. Reinsurance contracts which do not meet insurance accounting risk transfer requirements are classified as deposits. These deposits are treated as financing transactions and interest income or interest expense are credited or charged to them according to contract terms.

Trenwick America Re's reinsurance treaties consist principally of property catastrophe reinsurance treaties. Canterbury purchased specific reinsurance programs for each of the programs underwritten by its insurance companies.

From 1989 to 1999, Trenwick America Re purchased aggregate excess of loss ratio treaties from several reinsurers. These facilities provided Trenwick America Re with a layer of protection against adverse results from its domestic casualty business in excess of specified loss ratios. Trenwick America Re did not purchase an aggregate excess of loss ratio treaty after 1999, when its reinsurance philosophy was modified and it began using specific retrocessional and property catastrophe protections to manage its underwriting results, and to eliminate the use of aggregate stop loss coverages to provide capital enhancement Interest expense on funds held under these facilities is recorded as an investment expense, and is included in the funds held offset at year end 2002 and 2001.

At the time of the closing of the Trenwick/Chartwell business combination (October 27, 1999), Chartwell purchased a reinsurance policy from London Life and Casualty Reinsurance Co., Ltd. and Scandinavian Reinsurance Co. Ltd. providing for up to $100,000 in coverage in order to indemnify Trenwick Group Inc. against unanticipated increases in Chartwell's reserves for business written on or before the date the merger was completed. Amounts recoverable under the agreement are presented gross in the balance sheet at both year end 2002 and 2001 as reinsurance recoverable on unpaid claims and claims expenses ($91,970) and miscellaneous accounts receivable, included in other assets ($8,030). The related benefit for losses ceded to the agreement reflected as a reduction to claims and claims expenses incurred and the benefit related to other underwriting balances was reflected as a reduction to underwriting expenses in the historical financial statements of Trenwick Group Inc.

Reinsurance Recoverable Balances, Net

The components of reinsurance recoverable balances, net at year end 2002 and 2001 are as follows:

                                                             2002         2001
                                                           --------     --------
Paid claims                                                $ 94,980     $ 69,154
Unpaid claims and claims expenses, net of
  funds held offset of $112,041 and $135,859                546,196      475,048
                                                           --------     --------
Reinsurance recoverable balances, net                      $641,176     $544,202
                                                           ========     ========

Reinsurance recoverable balances at year end 2002 and 2001 are net of allowances for doubtful accounts of $17,107 and $17,255, respectively, which includes $12,808 and $12,707 for paid claims and $4,299 and $4,548 for unpaid claims and claims expenses, respectively.

Letters of credit, trust accounts and funds withheld in the aggregate amount of $294,595 (including interest) at December 31, 2002 have been arranged in favor of Trenwick America collateralizing reinsurance recoverables with respect to certain retrocessionaires.

Note 6 Investing Activities

Debt and Equity Security Investments

All of Trenwick America's debt securities are classified as "available for sale." Both debt and equity securities are reported at estimated fair value principally using quoted market prices or broker dealer quotes. Included in equity securities are limited partnerships in which Trenwick America holds greater than a 3% interest, and which are recorded at their equity value.

Fair value and amortized cost or cost of debt and equity securities at December 31, 2002 and 2001 follow:

                                                  2002                         2001
                                        -----------------------      -----------------------
                                        Fair Value      Cost         Fair Value      Cost
                                        ----------   ----------      ----------   ----------
U.S. federal and U.K. government
  securities, including agencies        $  172,102   $  163,052      $  147,827   $  144,580
Other foreign government securities         22,190       21,512          19,485       19,055
U.S. municipal government securities         4,544        3,974             125          125
Mortgage and other asset-backed
  securities                               165,863      158,195         495,799      481,410
Corporate and other debt securities        271,961      263,344         391,282      384,678
                                        ----------   ----------      ----------   ----------
Debt securities fair value and
  amortized cost                        $  636,660   $  610,077      $1,054,518   $1,029,848
                                        ==========   ==========      ==========   ==========
Publicly traded common and
  preferred stock                       $       --   $       --      $   14,619   $    7,865
Limited partnerships                         8,849        8,849(1)        9,545        9,545(1)
                                        ----------   ----------      ----------   ----------
Equity securities fair value and cost   $    8,849   $    8,849      $   24,164   $   17,410
                                        ==========   ==========      ==========   ==========

(1) Amounts represent cost adjusted for changes in equity of the limited partnerships.

Gross unrealized gains and losses on debt and equity securities at December 31, 2002 and 2001 follow:

                                                    2002                    2001
                                             ---------- --------    --------------------
                                              Gains      Losses      Gains       Losses
                                             --------   --------    --------    --------
U.S. federal and U.K. government
  securities, including agencies             $  9,077   $    (27)   $  4,486    $ (1,239)
Other foreign government securities               678                    663        (233)
U.S. municipal government securities              570         --          --          --
Mortgage and other asset-backed securities      9,019     (1,351)     14,709        (320)
Corporate and other debt securities            15,810     (7,193)     12,449      (5,845)
                                             --------   --------    --------    --------
Debt securities gross gains and losses       $ 35,154   $ (8,571)   $ 32,307    $ (7,637)
                                             ========   ========    ========    ========
Equity securities gross gains and losses     $     --   $     --    $  6,754    $     --
                                             ========   ========    ========    ========

The fair value and amortized cost for debt securities at year end 2002 are shown below by contractual maturity periods except mortgage-backed and asset-backed securities, which are included in the table based on expected maturity dates. Actual maturities will differ from contractual maturities because borrowers generally have the right to prepay obligations.

                                                                      Amortized
                                                         Fair Value      Cost
                                                         ----------   ----------
Due in one year or less                                  $   57,141   $   56,069
Due after one year through five years                       297,072      282,954
Due after five years through ten years                      199,552      189,500
Due after ten years                                          82,895       81,553
                                                         ----------   ----------
Total maturities of debt securities                      $  636,660   $  610,076
                                                         ==========   ==========

Net Investment Income and Net Investment Gains (Losses)

Investment income, consisting principally of interest and dividends, is recognized when earned, net of investment expenses. In computing interest income, premiums are amortized and discounts are accreted on debt securities utilizing the interest method. The amortization and accretion for mortgage-backed and other asset-backed securities is adjusted, when sufficient information exists to estimate the probability and timing of their prepayments, to the amount that would have existed had the new effective yield been applied since the acquisition of the security. Imputed interest on the funds held offset to reinsurance recoverable is included in investment expense.

Trenwick America generally limits investments in debt securities that are rated below investment grade, as these investments are subject to a higher degree of credit risk than investment grade securities. Trenwick America also monitors the creditworthiness of the portfolio, including below investment grade securities, and writes down investments when fair values decline for reasons other than changes in interest rates or other perceived temporary conditions. Realized gains or losses on disposition of investments are determined on the basis of specific identification.

Sources of net investment income follow:

                                                    Year ended December 31,
                                                 2002        2001        2000
                                               --------    --------    --------

Debt securities interest                       $ 66,002    $ 71,212    $ 68,264
Equity securities dividends and earnings           (862)      5,255       7,063
Cash and cash equivalents interest                1,414       5,689       6,179
                                               --------    --------    --------
Gross investment income                          66,554      82,156      81,506
Imputed interest expense                         (9,821)    (11,342)    (11,940)
Other investment expenses                        (3,104)     (2,773)     (2,965)
                                               --------    --------    --------
Net investment income                          $ 53,629    $ 68,041    $ 66,601
                                               ========    ========    ========

Net realized gains (losses) on sales of investments and their effect on net income follow:

                                                   2002        2001        2000
                                               --------    --------    --------

Debt security realized gains                   $ 29,443    $ 11,749    $  2,124
Equity security realized gains                    8,785         997       7,143
Debt security realized losses                   (13,459)     (7,872)     (2,423)
Equity security realized losses                      --      (6,740)        (76)
                                               --------    --------    --------
Net realized investment gains (losses)         $ 24,769    $ (1,866)   $  6,768
                                               ========    ========    ========

During the years ended December 31, 2002 and 2001, Trenwick America wrote down the fair value of certain debt and equity securities by $1,365 and $3,441, respectively, and reflected the writedown as realized losses of investments to recognize declines in value that were other than temporary. No securities were written down during the year ended December 31, 2000.

Net unrealized gains (losses) on investments and their effect on other comprehensive income (loss) follow:

                                                       Year ended December 31,
                                                    2002        2001        2000
                                                  --------    --------    --------
Debt securities net gains (losses)                $ 17,836    $ 12,088    $ 27,431
Equity securities net gains                          2,031       3,035       1,972
                                                  --------    --------    --------
Net investment gains (losses) included
  in comprehensive income before income taxes       19,867      15,123      29,403
Applicable income taxes (benefit)                    7,041       5,293      10,291
                                                  --------    --------    --------
Net investment gains (losses) included in
  comprehensive income (loss)                       12,826       9,830      19,112
Less net realized investment gains (losses)
  included in net income (loss)                     16,100      (1,213)      4,399
                                                  --------    --------    --------
Net unrealized investment gains (losses)
  included in other comprehensive income (loss)   $ (3,274)   $ 11,043    $ 14,713
                                                  ========    ========    ========

Net Unrealized Investment Gains (Losses)

Unrealized investment gains and losses are calculated as the difference between recorded values (fair value) and amortized cost or cost. Net unrealized investment gains and losses, net of applicable deferred income taxes are included in common stockholder's equity as accumulated other comprehensive income.

Components of net unrealized investment gains (losses) at year end 2002 and 2001 follow:

                                                             2002          2001
                                                           -------       -------

Debt securities net unrealized gains                       $26,583       $24,670
Equity securities net unrealized gains                          --         6,754
                                                           -------       -------
Net unrealized gains before income taxes                    26,583        31,424
Applicable deferred income taxes                             9,391        10,958
                                                           -------       -------
Net unrealized investment gains                            $17,192       $20,466
                                                           =======       =======

Note 7 Financing Activities

Indebtedness and Minority Interest

Indebtedness and other mandatorily redeemable obligations are recorded at their fair value at the date of the Trenwick/LaSalle business combination or at principal amounts advanced subsequent thereto. Discount on these obligations is accreted utilizing the interest method. The principal amount of Trenwick America's contingent interest notes obligation is adjusted for any adverse development in the applicable liability for claims and claims expenses.

On November 29, 2002, Trenwick announced that it had elected to suspend, with immediate effect, and for an indefinite period payment of dividends on the mandatorily redeemable preferred capital securities.

The carrying values of indebtedness and minority interest at year end 2002 and 2001 follow:

                                                         2002             2001
                                                       -------------------------
                                                            Carrying Value
                                                       -------------------------
Senior notes                                           $ 74,777         $ 73,920
Senior credit facility                                       --          195,035
Contingent interest notes                                 1,721           19,923
                                                       --------         --------
 Total indebtedness                                      76,498          288,878
Mandatorily redeemable
  preferred capital securities                           87,032           86,973
                                                       --------         --------
Total indebtedness and
  minority interest                                    $163,530         $375,851
                                                       ========         ========

Future Minimum Principal Payments on Indebtedness

Future minimum principal payments on indebtedness and minority interest at December 31, 2002 follow: 2003, $75,000; 2004, $0; 2005, $0; 2006, $1,000, 2007,
$0 and thereafter $110,000. The foregoing amounts include a principal payment of $75,000 due to the senior note holders on August 1, 2003 (See discussion of senior notes below). Trenwick America anticipates that it will be unable to make this payment when due and has been in continuing discussions with the senior note holders concerning a proposed restructuring or amendment of the senior notes. There can be no assurance that an agreement relating to this restructuring will be reached by August 1, 2003. If such an agreement is not reached, or a waiver thereof obtained, Trenwick America would be in default under the terms of the senior notes and under Trenwick America's senior credit facility and contingent interest notes, described below.

Senior Notes

The senior notes, in an outstanding principal amount of $75,000, were initially due April 1, 2003, and pursuant to an amendment are due August 1, 2003. The senior notes are not subject to redemption prior to maturity. They are unsecured obligations and rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick America . Under the terms of the notes, Trenwick America is not restricted from incurring indebtedness, but may not incur secured indebtedness for borrowed money unless it provides an equivalent security interest to the holders of the senior notes. Interest on the notes is payable semi-annually at an annual rate of 6.7% and is charged to operations at the imputed rate of 7.9%. In connection with the amendment to extend the maturity date from April 1, 2003 to August 1, 2003, Trenwick America agreed to pay interest accrued through April 1, 2003 in the aggregate amount of $2,512. Trenwick America is engaged in continuing discussions with holders of the senior notes with respect to a possible restructuring of these senior notes. Trenwick, Trenwick America and Trenwick Holdings' agreements entered into in connection with the renewal of its letter of credit facility in December 2002 and together with subsequent amendments provided that, Trenwick America would replace, refinance or restructure these senior notes by July 15, 2003. At this time, Trenwick America does not have sufficient available liquidity to pay the amount due on August 1, 2003 and is uncertain whether it will be able to complete the restructuring by that date. If Trenwick America is i) unable to restructure these senior notes by July 15, 2003 and the banks under the credit facility determine to exercise the rights available to them or take other action with respect to the assets of Trenwick, Trenwick America or Trenwick Holdings, or ii) unable to repay the senior notes by August 1, 2003, and the holders of the senior notes determine to exercise the rights available to them or take other action with respect to the assets of Trenwick America, Trenwick America may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time the insurance regulatory authorities having jurisdiction over Trenwick's, Trenwick America's and Trenwick Holdings' insurance company operating subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick, Trenwick America and Trenwick Holdings or their subsidiaries may commence proceedings against Trenwick or its non-reglated subsidiaries including Trenwick America seeking their liquidation.

Senior Credit Facility

Concurrent with the Trenwick/LaSalle business combination in September of 2000, Trenwick America and Trenwick Holdings, Trenwick's United States and United Kingdom holding companies, entered into an amended and restated $490,000 credit agreement with various lending institutions (the "Banks"), which was guaranteed by LaSalle Re Holdings. The credit agreement consisted of both a $260,000 revolving credit facility and a $230,000 letter of credit facility. The revolving credit facility was subsequently converted into a four-year term loan and repaid in full on June 17, 2002. On December 24, 2002, the credit agreement was amended to reduce the letter of credit facility, which is utilized by Trenwick to support its underwriting operations at Lloyd's, to the currently outstanding $182,500. The letter of credit facility is scheduled to terminate on December 31, 2003 although the letters of credit issued pursuant to the facility will not expire until December 31, 2006.

Pursuant to a guaranty agreement entered into concurrently with the credit agreement, Trenwick has guaranteed the obligations of Trenwick America and Trenwick Holdings under the credit agreement. In April of 2002, Trenwick pledged the capital stock of LaSalle Re Holdings, which was the guarantor of the obligations under the credit agreement, and LaSalle Re as collateral to the Banks. In December of 2002, Trenwick agreed to provide the Banks additional security interests as described below.

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick's, Trenwick America's and Trenwick International's operating subsidiaries below "A-". The lowered A.M. Best Company ratings constituted an event of default under the credit agreement. In addition,

Trenwick America's and Trenwick Holdings' increases in reserves for unpaid claims and claims expenses and the establishment of a Trenwick America deferred tax asset valuation allowance in the third quarter of 2002 resulted in violations of the financial covenants in the credit agreement requiring Trenwick to maintain a minimum tangible net worth and minimum risk-based capital. On November 13, 2002, Trenwick, Trenwick America, Trenwick International, and the Banks executed a forbearance agreement with respect to the events of default arising from the lowered A.M. Best Company ratings and financial covenant violations.

Subsequently, an amendment and waiver of default under the credit agreement and amendment to the guaranty agreement were entered into on December 24, 2002 (the "December Amendments"). The December Amendments extended the letter of credit facility through December 31, 2003 to support Trenwick's underwriting operation at Lloyd's for the 2003 year of account. To those Banks extending their letters of credit, Trenwick, Trenwick America and Trenwick International agreed to pay a 5% per annum cash letter of credit fee, issue pay-in-kind notes bearing interest at LIBOR plus 2.5% per annum to evidence an additional 3.16% per annum letter of credit fee, issue warrants equal to 10% of Trenwick's fully diluted equity capital, and pay 15% of the profits earned by Trenwick's Lloyd's operations for the 2002 and 2003 Lloyd's years of account. Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks a security interest in all of, their respective equity interests in, and the assets and property of, their direct and indirect subsidiaries as additional collateral for the Banks, and to cause the subsidiaries to provide a guaranty to the Banks, subject to applicable laws and regulations and certain existing contractual rights of holders of other indebtedness.

The December Amendments also prohibit Trenwick, Trenwick America and Trenwick Holdings and their respective subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the Series A Preferred Shares of LaSalle Re Holdings and the capital securities of Trenwick Capital Trust I). The December Amendments and other amendments and waivers entered into in the first quarter of 2003 waive certain other defaults, add covenants further restricting the operation of Trenwick's, Trenwick America's, Trenwick Holdings' business, prohibit Trenwick, Trenwick America, Trenwick Holdings and their respective subsidiaries from making certain payments without the Banks' approval, prohibit Trenwick, Trenwick America, Trenwick Holdings and their respective subsidiaries from selling or otherwise disposing of any assets or property, require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

Pursuant to the December Amendments, Trenwick is required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. If it is unable to do so, Trenwick's insurance company subsidiaries, including those of Trenwick America, will be prohibited from underwriting any insurance or reinsurance business without the Banks' prior approval. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, it is required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendment. Additionally, Trenwick does not believe that it will be able to replace the letters of credit with other letters of credit or collateral acceptable to Lloyd's.

Since December 2002, Trenwick, Trenwick America and Trenwick Holdings have entered into additional amendments and numerous waivers with the Banks providing for, among other things, waivers of potential covenant defaults, further reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments approval of the extension of Trenwick America's senior notes from April 1, 2003 to August 1, 2003 and the related payment of interest accrued through April 1, 2003 to the holders of the senior notes, and extension of numerous deadlines imposed under the December Amendments.

If there is an event of default under the credit agreement, including as a result of Trenwick failing to collateralize the letters of credit as described above, or if there is an event of default under other outstanding indebtedness of Trenwick or its subsidiaries, including under the senior notes of Trenwick America, resulting in a cross default under the credit agreement, Trenwick, Trenwick America and Trenwick Holdings may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the credit agreement and the guaranty agreement. No liability for any such amounts has been reflected in Trenwick America's financial statements for any potential future event of default. If the potential future events of default are not waived, there is substantial doubt as to Trenwick America's ability to continue as a going concern and Trenwick, Trenwick America and Trenwick Holdings and/or one or more of their subsidiaries may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time one or more of the insurance regulatory authorities having jurisdiction over Trenwick's, Trenwick America's or Trenwick Holdings' insurance company subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick, Trenwick America and Trenwick Holdings or their subsidiaries may commence proceedings seeking their liquidation.

Under the terms of Trenwick's agreements with the Banks, and particularly under the December Amendments, Trenwick, Trenwick America and Trenwick Holdings and their subsidiaries are subject to financial and operational restrictions which limit Trenwick, Trenwick America and Trenwick Holdings' flexibility to pursue business and strategic alternatives. These restrictions will apply so long as Trenwick, Trenwick America and Trenwick Holdings and their subsidiaries have unpaid reimbursement obligations to the Banks with respect to the letters of credit.

The result of the foregoing is that the future operations of Trenwick America, at least in the next several years, are likely to consist substantially of the sale or management in runoff of some or all of its existing insurance and reinsurance businesses including administration of claims, regulatory reporting, settlement of reinsurance agreements (including commutations thereof where appropriate), cash and investment management and related matters. The costs involved in such operations are likely to differ significantly from those of prior years, where a significant portion of the operating costs related to underwriting, marketing and securing reinsurance for new business. The reimbursement of costs as they relate directly to the insurance entities themselves will be subject to review by regulatory authorities, which may challenge these costs or impose other restrictions with respect to the runoff including the provision of an acceptable runoff plan.

Contingent Interest Notes

The contingent interest notes were issued immediately prior to Chartwell's acquisition of The Insurance Corporation of New York in 1995 to protect Chartwell against the possibility of adverse development of that insurer's liability for claims and claims expenses and long-tail casualty exposures, which are more fully described in Note 5. Trenwick Group Inc. assumed the obligations of Chartwell under the contingent interest notes in the Trenwick/Chartwell business combination, and Trenwick America subsequently assumed the obligations of Trenwick Group Inc. under the notes in the Trenwick/LaSalle business combination, described in Note 2. The contingent interest notes were issued in an aggregate principal amount of $1,000 with principal accruing interest at a rate of 8% per annum, compounded annually. The interest will not be payable until scheduled maturity on June 30, 2006 or earlier redemption of the contingent interest notes. In addition, the contingent interest notes entitle the holders thereof to receive at maturity, in proportion to the principal amount of the contingent interest notes held by them, an aggregate of from $0, up to $55,000, in contingent interest. The actual amount of contingent interest paid will depend on the outcome of certain contingencies, the most significant of which is the development over time of The Insurance Corporation of New York's reserves for unpaid claims and claims expenses.

During the years ended December 31, 2002 and 2001, Trenwick America recorded $18,320 and $9,893, respectively, of adverse development related to the subject business, and as a result, the carrying value of the contingent interest notes at December 31, 2002 has been reduced to the principal value of $1,000 plus accrued interest with no contingent interest, which is the present value of the amount expected to be paid at maturity. The contingent interest notes will continue to accrue interest at a rate of 8% per year.

The contingent interest notes contain covenants which relate to the maintenance of certain records and limitations on certain indebtedness. At December 31, 2002, Trenwick America was in compliance with these covenants.

Mandatorily Redeemable Preferred Capital Securities

The mandatorily redeemable preferred capital securities, with a face value of $110,000, are obligations of a business trust subsidiary of Trenwick America. The capital securities mature in 2037, require preferential cumulative semi-annual cash distributions at an annual rate of 8.82% and are guaranteed by Trenwick America, within certain limits, as to distribution payments and liquidation or redemption payments. Interest charged to operations on the capital securities is at the imputed interest rate of 11.2%. On November 29, 2002, Trenwick ceased payment of dividends on the capital securities. Trenwick America is prohibited from incurring future secured indebtedness without equally and ratably securing the amounts due under the capital securities. The terms of the capital securities permit Trenwick America to defer payments of interest at any time and from time to time for a period not exceeding ten consecutive semi-annual periods, provided that no extension period may extend beyond the stated maturity date. Trenwick America continues to record interest expense on the capital securities is at the imputed interest rate of 11.2%.

The business trust issuing the capital securities holds an investment in subordinated debentures of Trenwick America that have an aggregate principal amount of $113,403, and interest from that investment is the source of cash distributions on the capital securities. The capital securities are subject to mandatory redemption in certain circumstances pertaining to Trenwick America's prepayment or repayment of its subordinated debentures held by the trust. In the event of a default by Trenwick America with respect either to making required payments on the subordinated debentures or to its guarantee under certain circumstances, holders of the capital securities may institute a direct action against Trenwick America. On January 15, 2003, Trenwick America gave notice of its right to defer payment of interest due by its selection of an extension period extending the commencement of the next semi-annual interest payment period to August 1, 2003. In the first quarter of 2001 and the fourth quarter of 2000, a Trenwick subsidiary purchased $10,650 and $13,000, respectively, par value of the capital securities in the open market for $8,462 and $9,902, respectively.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends are accrued and recognized when incurred. Interest expense and dividends on capital securities are computed by the accretion of discount on certain obligations and is accreted utilizing the interest method.

Components of interest expense and dividends on preferred capital securities for the years ended December 31, 2002, 2001 and 2000 follow:

                                                  2002         2001         2000
                                               -------      -------      -------

Indebtedness interest expense                  $11,245      $19,825      $24,890
Capital securities dividends                     9,702        9,702        9,702
Commitment and other fees                        1,604        1,809        1,177
                                               -------      -------      -------
Total                                          $22,551      $31,336      $35,769
                                               =======      =======      =======

Common Shares

Trenwick America has 1,000 shares of $1.00 par value common shares authorized, 100 shares of which are outstanding. All of the outstanding shares of Trenwick America are held by a subsidiary of Trenwick. Dividends of $9,500 were declared and paid by Trenwick America to its parent company during 2000. No such dividends were paid in 2002 or 2001.

Note 8 Income Taxation

Trenwick America and its subsidiaries are incorporated in the United States and are subject to federal and state income taxes imposed by United States authorities.

Income taxes are provided based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. Income taxes are allocated to operations, other comprehensive income and stockholders' equity, as applicable.

Current income tax assets and liabilities are provided for estimated income taxes refundable or payable based on the current year's income tax return. Deferred income tax assets and liabilities are recognized for the estimated future income tax effects of temporary differences and carryforwards. Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as the timing of income or expense recognition for financial reporting and tax purposes of items not related to assets and liabilities. Valuation allowances are established to reduce the carrying amount of deferred income tax assets, if necessary, to amounts that are more likely than not to be realized. Trenwick America periodically reviews the adequacy of these valuation allowances and records any changes in allowances through earnings.

In evaluating the realizability of Trenwick America's net deferred tax asset, during 2002, Trenwick America established a full valuation allowance on its net deferred tax asset. In prior years, Trenwick America had recorded a valuation allowance with respect to its foreign tax credits, however, as of December 31, 2002, management concluded that Trenwick America's current circumstances and its cumulative financial accounting losses do not support a position that Trenwick America will be able to realize these future tax benefits. Trenwick America will periodically review the sufficiency of its valuation allowance and record any future changes in allowances through earnings.

The components of the provision for income taxes for 2002, 2001 and 2000 are as follows:

                                                   2002        2001        2000
                                               --------    --------    --------
Current and deferred income taxes:
Current income tax expense (benefit)           $ (6,043)   $ 11,125    $(22,239)
Deferred income tax expense (benefit)            67,347     (25,753)       (290)
                                               --------    --------    --------
Total income tax expense (benefit)             $ 61,304    $(14,628)   $(22,529)
                                               ========    ========    ========

For the years ended December 31, 2002, 2001 and 2000 , the United States federal effective tax rate of (28.6)%, 42.8% and 37.9% respectively, differs from the statutory tax rate of 35% as follows:

                                                   2002        2001        2000
                                              ---------    --------    --------
U.S. loss before U.S. federal income taxes    $(214,690)   $(34,153)   $(59,501)
Income tax benefit at 35% statutory rate        (75,142)    (11,954)    (20,826)
Tax-exempt investment income                         (1)       (984)     (5,077)
Non-deductible goodwill and other expenses       18,242         529         387
True-up for prior year returns                     (240)     (3,448)      2,103
Other book-tax differences                       (1,451)       (559)         --
Change in valuation allowance                   118,976         109          --
State income taxes                                  744       1,512         411
Foreign income taxes                                176         167         473
                                              ---------    --------    --------
Total federal income tax expense (benefit)    $  61,304    $(14,628)   $(22,529)
                                              =========    ========    ========

At December 31, 2002, Trenwick America has net operating loss carryforwards of $258,822 that will be available to offset regular taxable income during the carryforward periods which expire in 2007 ($9,655) and between 2018 and 2022 ($249,167). As a result of the Trenwick/LaSalle business combination, an ownership change took place on September 27, 2000, and approximately $32,485 of the total United States net operating loss carryforward became limited to a cumulative annual utilization of $5,228. The remaining $226,337 in United States net operating loss carryforwards are not so limited.

In connection with the Trenwick/LaSalle business combination, Trenwick America recorded a valuation allowance against its deferred income tax asset as sufficient uncertainty existed regarding the realizability of certain foreign tax credits. In 2002, as part of evaluating the realizability of its net deferred tax asset, Trenwick America established a full valuation allowance on its net deferred tax asset in the third quarter. The valuation allowance was recorded when Trenwick America determined that its cumulative financial accounting losses do not currently support a position that Trenwick America will be able to realize the tax benefits of past losses in the future. Trenwick America will periodically review the sufficiency of these valuation allowances and record any future changes in allowances through earnings.

Net income taxes of $2,462, $17,146 and $27,766 were recovered during 2002, 2001 and 2000 respectively.

Deferred income tax assets (liabilities) are attributable to the following temporary differences at year-end 2002 and 2001:

                                                           2002          2001
                                                        ---------     ---------
Deferred income tax assets:
Discounting and other loss reserve adjustments          $  51,019     $  37,950
Unearned premium income                                    15,888        10,845
U.S. net operating losses                                  90,588        47,982
Contingent interest note                                       --         6,416
Tax basis difference on investment securities               2,736         1,309
Foreign tax credits                                           575           410
Alternative minimum tax credits                               804         5,859
Unrealized foreign exchange loss                              863           855
Acquisition of indebtedness income                          1,851         1,851
Other deferred tax assets                                   4,090         2,822
                                                        ---------     ---------
Deferred tax asset, gross of valuation allowance          168,414       116,299
Valuation allowance                                      (119,243)         (267)
                                                        ---------     ---------
Deferred tax asset, net of valuation allowance             49,171       116,032
                                                        ---------     ---------

Deferred income tax liabilities:
Deferred policy acquisition costs                         (22,107)      (15,890)
Unrealized appreciation on investments                     (9,391)      (11,020)
Accretion of market discount on debt securities            (2,067)       (2,362)
Equity investment adjustments                              (3,182)       (4,489)
Fair value adjustment of debt obligations                  (8,117)       (8,437)
Deferred intercompany transactions                             --        (7,510)
Other deferred tax liabilities                             (4,307)         (567)
                                                        ---------     ---------
Gross deferred income tax liabilities                     (49,171)      (50,275)
                                                        ---------     ---------
Net deferred income tax asset                           $      --     $  65,757
                                                        =========     =========

Note 9 Employee Benefits and Compensation Arrangements

Retirement and Savings Plans

Expenses for employee retirement and savings plans are recognized as they are incurred.

Trenwick America has a defined contribution plan for substantially all full-time employees through which it contributes 8% of an eligible employee's total compensation to the plan; dependant upon each employee's salary and age. No employee contributions are made to these plans.

Additionally, Trenwick America maintains a 401(k) savings plan for substantially all full time employees, through which employees contribute up to the maximum amount allowable by the Internal Revenue Service. Trenwick America contributes up to 6% of a participating employee's compensation to the plan.

Trenwick America's provisions for employee retirement and savings plans for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                 2002         2001         2000
                                                ------       ------       ------

Defined contribution plans                      $  979       $  737       $  823
401(k) savings plan                                614          606          625
                                                ------       ------       ------
Total                                           $1,593       $1,343       $1,448
                                                ======       ======       ======

Restricted Common Share Awards

Trenwick America's ultimate parent company, Trenwick, awards its restricted common shares to key employees of Trenwick America. At the time of the award, Trenwick records deferred compensation for the fair value of the restricted common share awards and present deferred compensation as a separate, offsetting component of shareholders' equity. A portion of compensation expense which is recognized over the vesting period of the restricted common shares, is allocated to Trenwick America.

Trenwick America recognized $214, $258 and $3,897, respectively, of compensation expense with respect to restricted common share awards for the 2002, 2001 and 2000 years.

Share Options

Trenwick grants options for a fixed number of common shares to employees of Trenwick America. These options have an exercise price equal to the market value of the shares at the date of grant. The current accounting standard establishes a fair value based method of accounting for stock-based compensation plans; however, it permits an entity to continue to apply the accounting provisions of a previous standard and make pro forma disclosures of net income and earnings per share, as if the fair market value based method had been applied. Trenwick continues to account for the share option grants in accordance with the previous standard. The pro forma disclosures required by the fair value based method are presented below.

Trenwick has several plans through which it grants options in its common shares to employees of Trenwick America at the discretion of its board of directors. Exercise prices are generally fixed at the market value at the date of grant. Options vest and are exercisable on various terms, usually either over a five year period or up to a ten year period. All options have an expiration date not exceeding ten years.

Upon completion of the Trenwick/LaSalle business combination, all of the options granted to employees of Trenwick America prior to 2000 became fully vested.

Pro Forma Information

All of the outstanding share options of Trenwick that were issued to Trenwick America employees were issued at an exercise price equal to the fair market value on the date of grant; therefore no compensation expense has been recognized for these grants. Had the fair value based method been applied, net loss would have been $(276,261), $(20,332), and $(37,571) for the 2002, 2001 and
2000 years, respectively.

The pro forma adjustments relate to options granted from 1995 to 2001 are based on a fair value method using the Black-Scholes option pricing model. No effect has been given to options granted prior to 1995. Valuation and related assumption information for options granted in 2001, 2000 and 1999 are as follows:

                                                  2002        2001        2000
                                                  Year        Year        Year
                                                 ------      ------      ------

Expected volatility                                53.0%       38.0%       30.0%
Risk-free interest rate                             4.0%        4.9%        5.1%
Trenwick common
  share dividend yield                              1.2%        0.9%        0.6%

The Black-Scholes option valuation model was developed for use in estimating the fair value of options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected share price volatility. Because Trenwick's share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its share options.

Note 10 Other Comprehensive Income

Other comprehensive income is recorded for the change in the net unrealized appreciation of investments and the change in foreign currency translation adjustments, both net of income taxes.

The components of accumulated other comprehensive income at December 31, 2002 and 2001 follow:

                                                               2002      2001
                                                             --------  --------
Unrealized investment gains, net of applicable deferred
  income taxes of $9,391 and $10,958                         $ 17,192  $ 20,466
Foreign currency translation adjustment, net of applicable
  deferred income taxes of $863 and $855                       (1,424)   (1,574)
                                                             --------  --------
Accumulated other comprehensive income                       $ 15,768  $ 18,892
                                                             ========  ========

Note 11 Insurance Regulation

Trenwick America and its insurance and reinsurance company subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating Trenwick America's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to Trenwick America's subsidiaries relate to reporting and enable regulators to closely monitor Trenwick America's performance. Typical required reports include information concerning Trenwick America's capital structure, ownership, financial condition, and general business operations.

Because Trenwick America is a holding company, its principal source of funds consists of permissible dividends, tax allocation payments and other statutorily permissible payments from its regulated operating insurance company subsidiaries, each of which is subject to oversight and regulatory supervision by insurance regulators in its jurisdiction of domicile. As a result of recent losses incurred by these insurance company subsidiaries, their cash distribution capacities have been significantly reduced. Each insurance regulatory body, including those of New York, Connecticut and North Dakota, may act independently with respect to the company or companies domiciled in its jurisdiction. To the extent that any such regulator takes action with respect to an insurance company domiciled in its jurisdiction, such action could adversely impact the ability of Trenwick America to continue to function, or could precipitate other actions by other insurance regulators with respect to the particular Trenwick America company or companies under their primary jurisdiction. Additionally, although these financial statements are prepared on a consolidated basis, the actual assets and liabilities shown in the financial statements which are held by the insurance company subsidiaries generally will not be available to satisfy the obligations of other companies within the Trenwick America group of companies. Insurance regulators may also review certain payments made to Trenwick America by its insurance company subsidiaries, such as payments for administrative services, and could attempt to seek return of such payments to the insurance company subsidiaries.

Trenwick America's operations are subject to extensive regulation under state statutes that delegate regulatory, supervisory and administrative powers to state insurance commissioners. The extent of regulation varies from state to state, but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, insurer licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, deposits of securities for the benefit of policyholders, policy form approval, and market conduct regulation, including the use of credit information in underwriting and other underwriting and claims practices. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. In general, regulated insurers must file all rates for directly underwritten insurance with the insurance department of each state in which they operate on an admitted basis; however, reinsurance generally is not subject to rate regulation.

Each of Trenwick America's insurance subsidiaries is subject to restrictions on the payment of dividends without prior approval from the state insurance regulator in its respective state of domicile. These restrictions are based upon certain measures of statutory surplus and net income. At year end 2002, based upon these restrictions, Dakota Specialty Insurance Company and ReCor Insurance Company had $3,091 and $21, respectively, available for the payment of dividends to their parent, the Insurance Corporation of New York in 2003 without prior regulatory approval. Trenwick America has received regulatory approval from the State of North Dakota Department of Insurance to pay an extraordinary dividend of $20,000 out of Dakota Specialty Insurance Company to its parent The Insurance Corporation New York. The remainder of Trenwick America's United States insurance subsidiaries are precluded from paying dividends without prior regulatory approval based upon these restrictions. Additionally, on November 26, 2002, Trenwick America Re entered into a "letter of understanding" with the Connecticut Department of Insurance pursuant to which Trenwick America Re agreed, among other things, that it would not lend any of its funds or make any ordinary or extraordinary dividends without the prior written approval of the Connecticut Insurance Department.

Risk Based Capital

The NAIC has adopted Risk-Based Capital, or RBC, requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. RBC is generally calculated and reported to the regulatory authorities with an insurance company's annual regulatory filings on or before March 1 of each year. The RBC calculation yields a ratio of the total adjusted statutory capital of an insurance company to the minimum level of statutory required capital as calculated under the provisions of the RBC model. The RBC calculation takes into account: (1) asset risk, (2) credit risk, (3) underwriting risk, and (4) all other relevant risks including the insurance company's current underwriting activities. The Model Act of the NAIC provides four levels of regulatory activity if the RBC ratio yielded by the calculation falls below specified minimums. At each of four successively lower RBC ratios specified by statute, increasing regulatory action may be required. The four levels are: (1) Company Action Level Event, (2) Regulatory Action Level Event, (3) Authorized Control Level Event, and (4) Mandatory Control Level Event.

Under the insurance laws of their respective states of domicile, Trenwick America's subsidiaries are required to maintain minimum levels of capital and surplus as regards to policyholders. The failure of an insurer to maintain the required surplus level can result in the placing of the insurer by the insurer's domestic state's insurance department into supervision, rehabilitation or liquidation proceedings, for the benefit of policyholders and creditors of the insurer, and the general public.

On December 3, 2002, Trenwick America Re entered into a "letter of understanding" with the State of Connecticut Insurance Department pursuant to which Trenwick America Re agreed that it would not take any of the following actions without the prior written approval of the Connecticut Insurance Commissioner or her designee:

o     Dispose of, convey or encumber any of its assets or business in force;

o Withdraw any of its bank accounts except in the ordinary course of business;

o     Settle any intercompany balances;

o     Lend any of its funds;

o     Transfer any of its property;

o     Make any new investments other than cash equivalents;

o Incur any debt, obligation or liability, except liabilities in the ordinary course of business;

o     Make any material change in management;

o     Make any material change in its operations;

o     Move any books and records from its office in Stamford, Connecticut;

o     Pay any dividends, ordinary or extraordinary;

o Enter into any unaffiliated insurance or reinsurance contracts that would constitute new or renewal business, or any unaffiliated commutation agreements or settlement agreements in excess of $1,000 not in the ordinary course of business; or

o     Enter into affiliated transactions of any nature.

Senior management of Trenwick America Re has also agreed to meet with the State of Connecticut Insurance Department, in person or by conference call, with such frequency as may be deemed necessary by the Connecticut Insurance Commissioner or her designee, to provide updates on the status of Trenwick and any changes in the status of Trenwick America Re. Trenwick America Re is also required to provide to the State of Connecticut Insurance Department a monthly financial statement consisting of a balance sheet and income statement on the 15th day of each month as of the prior month end. The above described terms will remain in effect until such time as the Connecticut Insurance Commissioner deems that they are no longer necessary or issues an order that supercedes the letter of understanding.

On January 24, 2003, Trenwick met with the State of Connecticut Insurance Department to present preliminary 2002 financial statements of the regulated entities and provided the Connecticut Department of Insurance with an overview of Trenwick's proposed restructuring plan. Trenwick also discussed with the State of Connecticut Insurance Department the reserve charges taken for the fourth quarter of 2002. Trenwick America Re's significant reserve increases in the fourth quarter of 2002 had an adverse impact on its RBC rating, which was at the "Regulatory Action Level Event" at December 31, 2002. Trenwick America Re is subject to a statutory requirement that it maintain a minimum capital and surplus to policyholders equal to the "Company Action Level Event." As of December 31, 2002, Trenwick America Re was not in compliance with this requirement. At the current level, Trenwick America Re is required to submit a Comprehensive Plan of Action to the State of Connecticut Insurance Department. Such a plan was submitted to the State of Connecticut Insurance Department on January 23, 2003. In addition, the State of Connecticut Insurance Department, at its discretion, is also able to take any action deemed necessary under the circumstances.

On January 29, 2003, Trenwick met with the New York Insurance Department (the "NYID") and had similar discussions to those with the State of Connecticut Insurance Department on January 24,

2003 described above with respect to its New York domiciled insurance company subsidiary, The Insurance Corporation of New York. The Insurance Corporation of New York's reported RBC was at the "Mandatory Control Level Event" for the year ended December 31, 2002. New York Insurance Law requires that New York domiciled insurers report their risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The NYID uses the formula as an early warning regulatory tool for purposes of monitoring New York domiciled insurance companies to identify possibly inadequately capitalized insurers. The New York Superintendent of Insurance has explicit regulatory authority to require various actions with respect to New York domiciled insurers whose capital base or other operations are not satisfactory. The Insurance Corporation of New York has ceased underwriting new business and is in ongoing communication with the New York Insurance Department concerning its operations and continued permitted activities.

Trenwick received a letter from the NYID dated March 11, 2003 in which the NYID noted that the surplus to policyholders of The Insurance Corporation of New York, as of December 31, 2002 was $18,300 and therefore was impaired in the amount of $16,700, based on the statutory requirement that it maintain a minimum surplus to policyholders of $35,000. In the letter, the NYID notified The Insurance Corporation of New York that the surplus impairment must be corrected within 30 days, and directed it to advise the NYID within 30 days as to the steps management will take to remove the impairment and comply with the minimum surplus requirement. If the NYID is not satisfied that The Insurance Corporation of New York has eliminated the impairment by April 10, 2003, the Superintendent of the NYID may proceed against The Insurance Corporation of New York pursuant to the provisions of Article 74 of the New York Insurance Law, the statute authorizing supervision, rehabilitation, conservation, liquidation and dissolution of insurers, including domestic insurers. Management filed its plan to correct the capital impairment on April 7, 2003. There can be no assurance that the plan will be determined to be acceptable by the NYID.

Trenwick has been notified by the NYID that, in the NYID's view, $26,300 in loans made to Trenwick America by The Insurance Corporation of New York in 2002 were in contravention of New York regulatory requirements. As a result, The Insurance Corporation of New York and Trenwick may be the subject of regulatory action brought by the NYID.

To date, the State of Florida has suspended the underwriting authority of The Insurance Corporation of New York and Trenwick America Re to write any further business. In addition, the State of Colorado has recently suspended The Insurance Corporation of New York's underwriting authority. It is anticipated that other states will suspend the underwriting authority of the various insurance company subsidiaries of Trenwick America.

Trenwick America's insurance subsidiaries are subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the impairment or insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts insurance business; however, Trenwick America's insurance subsidiaries that conduct business on a surplus lines basis in a particular state are generally exempt from that state's guaranty fund laws.

Trenwick America's insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators in each subsidiary's state of domicile. Combined statutory surplus of Trenwick America's insurance subsidiaries was $125,939 and $374,835 at year end 2002 and 2001; their combined statutory net income (loss) was $(183,247), $12,438 and $(16,157) for the 2002, 2001 and 2000 years, respectively.

The State of Connecticut Insurance Department has permitted Trenwick America Re to account for the reinsurance agreement purchased in connection with the Trenwick/Chartwell business combination on a prospective basis in its statutory basis financial statements. This treatment is consistent with the U.S. GAAP accounting treatment of the contract. The New York State Insurance Department has required The Insurance Corporation of New York to account for that reinsurance agreement on a retroactive basis. The difference in these statutory accounting practices does not have an effect on the combined statutory surplus or net income of Trenwick's U.S. insurance subsidiaries. The terms of this reinsurance agreement are described in Note 7.

National Association of Insurance Commissioners ("NAIC")

The National Association of Insurance Commissioners, or NAIC, is an organization which assists state insurance supervisory officials in the United States to achieve insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. Trenwick America is unable to predict what effect, if any, these developments may have on its operations and financial condition.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"), which is intended to standardize regulatory accounting and reporting for the insurance industry. Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Effective January 1, 2001, the states of Connecticut (domicile of Trenwick America Re), and North Dakota (domicile of Dakota Specialty Insurance Company) adopted Codification. The cumulative effect of adoption of Codification was an increase in aggregate statutory surplus of $14,305 on January 1, 2001, primarily due to the recording of net deferred income tax assets. New York (domicile of The Insurance Corporation of New York and ReCor Insurance Company Inc.) adopted codification as well as certain prescribed accounting practices that differ from codification. Most significantly deferred tax assets and liabilities were not recorded under New York law. The effect of differences in accounting practices by the New York Insurance Department served to decrease surplus by $9,042. In 2002 the New York Insurance Department adopted regulations to allow deferred tax assets as admitted assets, although certain prescribed accounting practices still differ from those found in the codification. The cumulative effect of this change in accounting in 2002 ($1,663) was recorded as an adjustment to increase statutory surplus.

Trenwick America is subject to regulation under the insurance holding company statutes of various states, including Connecticut, New York and North Dakota, the domicile states of its insurance company subsidiaries. The insurance holding company laws and regulations vary from state to state, but generally require an insurance holding company, and insurers and reinsurers that are subsidiaries of an insurance holding company, to register with the state regulatory authorities and to file with those authorities certain reports including information concerning their capital structure, ownership, financial condition, affiliate transactions and general business operations.

State laws also require prior notice or regulatory agency approval of direct or indirect changes in control or deemed control of an insurer, reinsurer or its holding company and of certain significant intercorporate transfers of assets within the holding company structure. The acquisition of securities representing or convertible into more than 10% of the voting power of the securities of

Trenwick or Trenwick America by an investor would be subject to prior approval by the Connecticut, New York and North Dakota insurance commissioners. Such investor would also be required to file certain notices and reports with the insurance commissioners prior to such acquisition.

Debt securities and cash with a carrying value of $84,368 at December 31, 2002 were on deposit with various state or governmental insurance departments in order to comply with insurance laws. Trenwick America is currently engaged in a process to reduce redundant statutory deposits resulting from the December 31, 2002 merger of Chartwell Insurance Company with and into Trenwick America Re.

Note 12 Goodwill

Goodwill represents the unamortized excess of purchase price over the fair value of identifiable net assets of acquired entities. For the years ended December 31, 2001 and 2000, goodwill was amortized on a straight-line basis over twenty-five years.

Effective January 1, 2002, Trenwick America adopted a new Financial Accounting Standards Board statement which amended the accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and its implementation required that the goodwill balance of $52,119 at December 31, 2001 be tested for impairment under either market value or cash flow tests. The market value test was performed using the Income Forecast Model which uses discounted cash flows. Cash flow tests were also performed and as a result of these tests, it was determined that the goodwill was impaired and the entire remaining goodwill balance was charged to operations as of January 1, 2002 as a cumulative effect of an accounting change.

The goodwill that resulted from the Trenwick/LaSalle business combination which was pushed down to Trenwick America of $52,119 net of accumulated amortization of $1,866 is reflected in the consolidated financial statements at December 31, 2001.

Note 13 Other Assets and Other Liabilities

Investments in managing general agencies, through which Trenwick America wrote primary insurance business and in which Trenwick America holds ownership interest of between 20% and 30%, are recorded in other assets on the balance sheet. Based on the ownership interest and Trenwick America's ability to exercise significant influence on the operating and financial policies of these managing general agencies, these investments are accounted for under the equity method.

Premises and equipment, including leasehold improvements and capitalized software costs are recorded at cost and amortized or depreciated using the straight-line method over their useful lives.

The components of other assets and other liabilities at December 31, 2002 and 2001 are as follows:

                                                                 2002       2001
                                                             --------   --------
Other assets:
Investments in managing general agencies                     $  1,719   $  9,010
Premises and equipment, net of accumulated
  depreciation of $13,049 and $3,963, respectively             12,360     15,106
Funds held by insurers and other insurance deposits            45,217     34,057
Prepaid expenses and other deposits                             8,701        517
Current income taxes recoverable                                6,889      3,397
Contingent commissions receivable                              10,952      8,666
Other receivables                                              27,110     11,232
Other                                                          17,627      7,789
                                                             --------   --------
Total                                                        $130,575   $ 89,774
                                                             ========   ========

Other liabilities:
Accounts payable and accrued expenses                       $ 15,532    $ 16,661
Security deposits for insureds                                17,114       9,548
Contingent commissions payable                                 8,483       4,746
Other                                                          5,661       2,984
                                                            --------    --------
Total                                                       $ 46,790    $ 33,939
                                                            ========    ========

During the years ended December 31, 2002, 2001 and 2000, Trenwick America recorded $5,763, $1,944 and $239, respectively, in equity income related to investments in managing general agencies. Depreciation and amortization on items included in other assets charged to operations for the years ended December 31, 2002, 2001 and 2000 was $3,870, $3,075 and $299, respectively. In connection with Trenwick America's decision to cease underwriting new United States specialty program insurance business, in December 2002 Trenwick America sold its investment in one of the managing general agencies.

Operating Lease Agreements

Trenwick America leases office space under non-cancelable operating leases which expire on various dates through 2008. Trenwick America's future minimum lease commitments at year end 2002 total $9,405 and are payable as follows: 2003, $1,858; 2004, $1,800; 2005, $1,682; 2006, $1,682; 2007, $1,682 and thereafter,
$701.

Total office rent expense for the years ended December 31, 2002, 2001 and 2000 was $1,274, $1,282 and $2,060, respectively.

Note 14 Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair values are estimated based upon quoted market prices or broker dealer quotes and may vary in the near term.

The carrying amounts and estimated fair values of financial instruments in summary form at year end 2002 and 2001 follow:

                                              2002                      2001
                                     -----------------------   -----------------------
                                      Carrying       Fair       Carrying       Fair
                                       Amount       Value        Amount       Value
                                     ----------   ----------   ----------   ----------
Assets:
Debt securities (Note 6)             $  610,077   $  636,660   $1,054,518   $1,054,518
Equity securities (Note 6)                8,849        8,849       24,164       24,164
Cash and cash equivalents               450,340      450,340      128,522      128,522
Deposits                                  8,138        8,138        7,800        7,800
Security deposit held
  by Chubb Re                            50,207       50,207           --           --

Liabilities:
Senior notes (Note 7)                    74,777       20,250       73,920       63,750
Senior credit facility (Note 7)              --           --      195,035      195,035
Contingent interest notes (Note 7)        1,721        1,721       19,923       19,923

Note 15 Commitments, Contingencies, Concentrations, and Related-Party
Transactions

Restrictions on Certain Payments within Trenwick

Because Trenwick America's operations are conducted through its operating subsidiaries, Trenwick America is dependent upon the ability of its operating subsidiaries to transfer funds, principally in the form of cash dividends, tax reimbursements and other statutorily permissible payments. In addition to general legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, Trenwick America's insurance subsidiaries are subject to further regulations that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations, as more fully described in Note 11.

As previously discussed in Note 7, the December Amendments to Trenwick's letter of credit facility prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the perpetual preferred shares of LaSalle Re Holdings and the capital securities issued by Trenwick Capital Trust I). The amendments also prohibit Trenwick from making certain payments without the Banks' approval.

Litigation

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

Investments and Cash Held as Collateral or on Deposit

Debt securities and cash with a carrying value of $226,539 at year end 2002 are being held in trust as collateral for certain reinsurance obligations.

Concentrations

During the year ended December 31, 2002, Trenwick America received 30% of its gross written premiums from three reinsurance brokers of which Aon Reinsurance Agency accounted for 16%, Marsh and MacLennan accounted for 9% and Reinsurance Alternatives accounted for 5%. During 2001, Trenwick America received 33% of its gross written premiums from three reinsurance brokers, of which Aon Reinsurance Agency accounted for 19%, Marsh and MacLennan accounted for 8%, and Reinsurance Alternatives accounted for 6%. During 2000, Aon Reinsurance Agency, Benfield Blanch and Marsh and MacLennan provided 27%, 11% and 9% of Trenwick America's gross written premiums, respectively.

During the year ended December 31, 2002, Trenwick America received 25% of its assumed written premiums from three ceding companies, of which XL America Group accounted for 9%, Zurich accounted for 9% and Avemco Group accounted for 7%. During 2001, Trenwick America received 22% of its assumed written premiums from three ceding companies, of which Travelers Group accounted for 9%, Avemco Group accounted for 7% and American International Group accounted for 6%. During 2000, LDG Reinsurance Underwriters provided 21% of Trenwick America's assumed written premiums and American International Group and Duncanson and Holt Group each accounted for 5% of assumed written premiums.

Trenwick America wrote approximately 57% of its direct written premiums during 2002 through four managing agencies, of which Florida Intracoastal Underwriters, Ltd. accounted for 26%, HDR Insurance Services accounted for 13%, Professional Insurance Underwriters accounted for 10% and Risk Control Services accounted for 8%. During 2001, Florida Intracoastal Underwriters, HDR

Insurance Services, Inter-Reco, Inc. and Risk Control Services provided 27%, 16%, 14% and 11% of direct written premiums, respectively. During 2000, Trenwick America wrote approximately 73% of its direct premiums written through four managing agencies, of which Florida Intracoastal Underwriters, Ltd. accounted for 30%, HDR Insurance Services accounted for 21%, Inter-Reco, Inc. accounted for 12% and Risk Control Services accounted for 10%.

At year end 2002, 33% of Trenwick America's reinsurance recoverables on unpaid claims and claims expenses, net of funds held offsets, are recoverable from five principal retrocessionaires. These retrocessionaires are London Life and Casualty Reinsurance Corporation ($64,379), Centre Solutions (United States) Limited ($43,927), UNUM Life Insurance Company of America ($36,367), American Re-Insurance Company ($36,053), and Odyssey Reinsurance Corporation ($29,334). Each of these companies are rated A or better by A.M. Best Company.

Related Party Transactions

Trenwick America Re has entered into a stop loss agreement with Trenwick International Ltd., one of its United Kingdom affiliates. During 2002, 2001 and 2000, Trenwick International Ltd. ceded premiums of $6,576, $10,879 and $173, respectively, and ceded claims and claims expenses of $26,463, $31,139 and $5,039, respectively to Trenwick America under this agreement. In December, 2002, the stop loss agreement was commuted and settled for $45,554 paid by Trenwick America Re to Trenwick International Ltd. in cash. Unpaid claims and claims expenses related to this agreement at year end 2001 were $31,544.

Trenwick America Re entered into a multi-layer excess of loss catastrophe reinsurance treaty with LaSalle Re Limited, a Bermuda affiliate. During 2002, 2001 and 2000, Trenwick America Re ceded $0, $1,088 and $2,175, respectively of premiums to LaSalle Re Limited. No losses have been ceded under this agreement and profit commissions receivable from LaSalle Re Limited of $924 was settled during 2002.

In the first quarter of 2001 and the fourth quarter of 2000, a Bermuda affiliate of Trenwick America purchased $10,650 and $13,000, respectively, par value of the mandatorily redeemable capital securities in the open market. During the 2002, 2001 and 2000 years, Trenwick America incurred $1,981, $1,806 and $166, respectively, of dividends on the preferred capital securities held by its affiliate.

Included in due from parent and affiliates on Trenwick America's consolidated balance sheet at December 31, 2002 are recoverable expenses of $13,924 and non-interest bearing demand loans receivable of $48,904, the majority of which are receivable from Trenwick International Limited and Trenwick Managing Agents Limited. Due to affiliates as reflected on Trenwick America's consolidated balance sheet at December 31, 2002 includes recoverable expenses of $1,700 with Trenwick and payable to Trenwick (Barbados) Ltd. of $19,735. Interest on unpaid balances is at a rate equal to that generated by Trenwick's investment portfolio. During the 2002 and 2001 year, principal repayments amounted to $1,184 and $26,927 with $117 and $1,108 of interest expense incurred, respectively. No interest expense was recorded in the 2000 year.

Other Related Party Transactions

Included in other assets are Trenwick America's investments in managing general agencies through which it wrote primary insurance business, as more fully described in Note 13. At year end 2002 and 2001, the carrying value of these investments totaled $1,719 and $9,010. During 2002 and 2001, Trenwick America incurred $10,807 and $11,655, respectively, of acquisition costs related to these managing general agencies. At year end 2002 and 2001, Trenwick America's balance sheet includes $22,557 and $19,231, respectively, of agents' balances receivable from these managing general agencies including installment premiums deferred and not yet due. The current portion of balances due from these managing general agencies is settled on a monthly basis.

Note 16 Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data for the years presented follow:

                               Quarter ended       2002            2001         2000
                                                ---------      -----------    ----------
Net premiums earned          Fourth quarter      $139,299        $124,578      $99,381
                             Third quarter        132,523          94,574      114,007
                             Second quarter       118,354          87,214       48,333
                             First quarter         99,495          73,922       49,070

Net investment income        Fourth quarter       $10,934         $16,276      $14,751
                             Third quarter         13,363          16,005       13,838
                             Second quarter        14,476          18,311       27,977
                             First quarter         14,856          17,449       10,035

Net realized investment      Fourth quarter       $29,620           $(33)         $192
   gains (losses)            Third quarter        (3,329)         (4,189)        6,931
                             Second quarter       (1,342)             252        (315)
                             First quarter          (180)           2,104         (40)

Net income (loss)            Fourth quarter     $(92,104)       $(11,939)     $(7,082)
                             Third quarter      (115,647)         (7,069)     (37,835)
                             Second quarter      (13,289)         (7,264)       19,830
                             First quarter       (54,954)           6,747     (11,885)

                        TRENWICK AMERICA AND SUBSIDIARIES
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                TRENWICK AMERICA
                              (Parent Company Only)
                                  BALANCE SHEET
            (Amounts expressed in thousands of United States dollars)
                           December 31, 2002 and 2001

                                                              2002        2001
                                                            --------    --------
Assets:
    Investments in consolidated subsidiaries
      after minority interest of $87,032 and $86,973        $285,625    $506,452

    Cash and cash equivalents                                  6,304         288
    Due from consolidated subsidiaries                        96,101      70,135
    Net deferred income taxes                                  1,515      20,745
    Other assets                                              18,701      71,117
                                                            --------    --------
    Total assets                                            $408,246    $668,737
                                                            --------    --------

Liabilities:
    Due to consolidated subsidiaries                        $110,318    $ 80,365
    Other liabilities                                         12,274      10,742
    Indebtedness                                             189,901     402,281
                                                            --------    --------
    Total liabilities                                        312,493     493,388

Stockholder's equity                                          95,753     175,349
                                                            --------    --------

    Total liabilities and stockholder's equity              $408,246    $668,737
                                                            ========    ========

                        TRENWICK AMERICA AND SUBSIDIARIES
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)

                                TRENWICK AMERICA
                              (Parent Company Only)
                             STATEMENT OF OPERATIONS
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2002, 2001 and 2000

                                              2002         2001         2000
                                           ---------    ---------    ---------
Revenues:
Consolidated subsidiary dividends          $  17,400    $  51,300    $  19,269
Net investment income                            315          457        1,290
Other income                                     456          314        1,934
                                           ---------    ---------    ---------
Total revenues                                18,171       52,071       22,493
                                           ---------    ---------    ---------

Expenses:
General and administrative expenses            2,664        4,061       18,686
Interest expense and preferred
  capital securities dividends                 3,509       19,506       26,934
Foreign currency gains                           141         (268)          (3)
                                           ---------    ---------    ---------
Total expenses                                 6,314       23,299       45,617
                                           ---------    ---------    ---------

Income before equity in undistributed
  income of unconsolidated subsidiaries       11,857       28,772      (23,124)
Equity in undistributed income (loss) of   ---------    ---------    ---------
  consolidated subsidiaries                 (217,702)     (56,012)     (26,778)
                                           ---------    ---------    ---------

Net loss before income taxes and
  cumulative effect of change in
   accounting principle                     (205,845)     (27,240)     (49,902)
Income tax expense (benefit)                  18,030       (7,715)     (12,930)
                                           ---------    ---------    ---------
Net loss before cumulative effect
   of change in accounting principle        (223,875)     (19,525)     (36,972)
Cumulative effect of change
  in accounting principle                    (52,119)          --           --
                                           ---------    ---------    ---------
Net loss                                   $(275,994)   $ (19,525)   $ (36,972)
                                           =========    =========    =========

                        TRENWICK AMERICA AND SUBSIDIARIES
     SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(continued)

                                TRENWICK AMERICA
                              (Parent Company Only)
                             STATEMENT OF CASH FLOWS
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2002, 2001 and 2000

                                                  2002       2001        2000
                                               ---------   --------    --------
Operating activities:
Interest and operating expenses paid           $ (15,441)  $(26,569)   $ (6,196)
General and administrative expenses paid         (12,776)   (34,729)    (49,027)
Income taxes (paid) recovered                      1,231      2,664     (72,206)
Net investment income received                       319        457         244
Other income, net of expenses                         (4)    (1,944)     42,853
                                               ---------   --------    --------
Cash for operating activities                    (26,671)   (60,121)    (84,332)
                                               ---------   --------    --------

Investing activities:
Sales of debt securities                              --         --         257
Additions to premises and equipment               (3,194)    (4,524)     (1,514)
Investment in subsidiaries                            --         --       3,048
                                               ---------   --------    --------

Cash from (for) investing activities              (3,194)    (4,524)      1,791
                                               ---------   --------    --------

Financing activities:
Issuance of indebtedness                        (199,060)    14,000      24,000
Issuance costs of indebtedness                        --     (1,475)     (1,834)
Net dividends received (paid)                     17,400     51,300       5,100
Capital contributions received                   199,523      5,099          --
Intercompany loans (repayments) advances          18,018    (12,677)     62,361
                                               ---------   --------    --------

Cash from financing activities                    35,881     56,247      89,627
                                               ---------   --------    --------

Change in cash and cash equivalents                6,016     (8,398)      7,086

Cash and cash equivalents, beginning of year         288      8,686       1,600
                                               ---------   --------    --------

Cash and cash equivalents, end of year         $   6,304   $    288    $  8,686
                                               =========   ========    ========

                        TRENWICK AMERICA AND SUBSIDIARIES
               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2002, 2001 and 2000

                                               2002         2001         2000
                                            ----------   ----------   ----------

Deferred policy acquisition costs
Treaty reinsurance                          $   46,906   $   36,039   $   30,347
Specialty program insurance                     16,261        9,364        5,920
                                            ----------   ----------   ----------
  Total                                         63,167       45,403       36,267

Unpaid claims and claim expenses
Treaty reinsurance                           1,286,219    1,146,975    1,221,071
Specialty program insurance                    353,844      233,585      169,961
Affiliate transactions                              --       31,544        5,472
                                            ----------   ----------   ----------
  Total                                      1,640,063    1,412,104    1,396,504

Unearned premium income
Treaty reinsurance                             146,908      112,085       92,224
Specialty program insurance                    177,810      126,919       84,950
                                            ----------   ----------   ----------
  Total                                        324,718      239,004      177,174

Net premiums earned
Treaty reinsurance                             347,034      288,760      265,934
Specialty program insurance                    136,061       80,649       44,684
Affiliate transactions                           6,576       10,879          173
                                            ----------   ----------   ----------
  Total                                        489,671      380,288      310,791

Net investment income
Treaty reinsurance                              43,161       49,868       55,466
Specialty program insurance                     10,453       13,057        9,493
Unallocated                                         15        5,116        1,642
                                            ----------   ----------   ----------
  Total                                         53,629       68,041       66,601

Claims and claims expenses incurred
Treaty reinsurance                             356,248      224,860      224,250
Specialty program insurance                    140,035       66,530       34,037
ECRA pool runoff                                 5,470       11,530           --
Affiliate transactions                          26,463        2,568       17,756
                                            ----------   ----------   ----------
  Total                                        528,216      305,488      276,043

Policy acquisition costs
Treaty reinsurance                             109,080      101,217       83,134
Specialty program insurance                     34,562       20,996        9,846
                                            ----------   ----------   ----------
  Total                                        143,642      122,213       92,980

Underwriting expenses
Treaty reinsurance                              13,577       11,680       13,718
Specialty program insurance                     17,405        7,210        7,012
                                            ----------   ----------   ----------
  Total                                         30,982       18,890       20,730

Net premiums written
Treaty reinsurance                             385,789      320,820      251,111
Specialty program insurance                    168,984       99,708       54,028
Affiliate transactions                           6,576       10,879          173
                                            ----------   ----------   ----------
  Total                                     $  561,349   $  431,407   $  305,312

                        TRENWICK AMERICA AND SUBSIDIARIES
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
            (Amounts expressed in thousands of United States dollars)
                  Years Ended December 31, 2002, 2001 and 2000

                                                   Balance at   Balance at
                                                   Beginning     End of
                                                   of Period     Period
                                                   ----------  -----------
Year Ended December 31, 2002
Allowance for uncollectible reinsurance
  recoverable balances and premiums receivable      $13,319      $13,412

Year Ended December 31, 2001
Allowance for uncollectible reinsurance
  recoverable balances and premiums receivable      $10,191      $13,319

Year Ended December 31, 2000
Allowance for uncollectible reinsurance
  recoverable balances and premiums receivable      $ 6,569      $10,191