Form 10-K/A
period 2002-12-31
TRENWICK AMERICA CORP
filed 2003-04-30
CIK 1127783

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                FORM 10-K/A NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period ______________ to ______________.

                         Commission file number 1-16089

                               TRENWICK GROUP LTD.
             (Exact name of registrant as specified in its charter)

                      Bermuda                                  98-0232340
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                   Identification No.)

               LOM Building, 27 Reid Street, Hamilton HM11 Bermuda
                (Address of principal executive offices)  (Zip Code)

        Registrant's telephone number, including area code: 441-292-4985

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

  Title of Each Class                  Name of Each Exchange on Which Registered
Common Shares, par value                   Over-The-Counter Bulletin Board (OTC)
     $.10 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

      The aggregate market value on April 15, 2003 of the voting stock held by non-affiliates of the registrant was $3,600,499.

      The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                                  Outstanding at April 15, 2003
            -----                                  -----------------------------
Common Shares, $.10 par value                                36,786,842

                                Form 10-K/A No. 1

      The undersigned registrant hereby amends the following items of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to include the
Part III information set forth herein and to file exhibit 10.78.

                                    PART III

Item 10. Directors and Executive Officers.

      The executive officers and directors of Trenwick Group Ltd. ("Trenwick"), and their ages as of April 15, 2003, are as follows:

Name                                                  Age                        Position(s)
----                                                  ---                        -----------
W. Marston Becker.........................            50              Acting Chairman of the Board and
                                                                       Acting Chief Executive Officer

Alan L. Hunte.............................            53              Executive Vice President & Chief
                                                                              Financial Officer

Anthony S. Brown..........................            60                          Director

Robert M. DeMichele.......................            58                          Director

Clement S. Dwyer, Jr......................            54                          Director

Joseph D. Sargent.........................            73                          Director

Stephen R. Wilcox.........................            69                          Director

            W. Marston Becker, 50, has served as acting Chairman of the Board and acting Chief Executive Officer of Trenwick since August 2002, and as a director of Trenwick since August 2000. Mr. Becker is Chairman of the Compensation Committee and a member of the Executive Committee. Mr. Becker was a director of Trenwick Group Inc. from 1997 until the Trenwick Group Inc./LaSalle Re Holdings Limited business combination in September 2000. He has been Chairman of Hales & Company, an investment company, since June 2000. He was President - Specialty Insurance of Royal & SunAlliance USA, Inc., an insurance holding company, from its acquisition of Orion Capital Corporation in November 1999 until May 2000 and a director of Royal & Sun Alliance USA, Inc. from November 1999 until December 2000. From January 1997 to November 1999, he was Chairman of the Board and Chief Executive Officer of Orion Capital Corporation, an insurance holding company. He was previously Vice Chairman of the Board (March 1996 to December 1996) and Senior Vice President (July 1994 to March 1996) of Orion Capital Corporation and served as President and Chief Executive Officer of the DPIC Companies (subsidiaries of Orion Capital Corporation) from July 1994 to June 1996 and as President and Chief Executive Officer of McDonough Caperton Insurance Group, an insurance brokerage firm, from March 1987 to July 1994.

            Alan L. Hunte, 53, has served as the Chief Financial Officer since March 2002 and Executive Vice President of Trenwick since 1999. Before that, Mr. Hunte served as Chief Financial Officer of Trenwick Group Inc. from 1993 through 1999, Treasurer from 1987 through

1993 and Vice President from 1984 through 1987. He has been a director and Treasurer of Trenwick America Re since 1988 and also Executive Vice President and Chief Financial Officer of Trenwick America Re since 1993. Mr. Hunte is a Chartered Accountant, having served as audit manager for a public accounting firm prior to joining the Company in 1981.

            Anthony S. Brown, 60, has been a director of Trenwick since August 2000. Mr. Brown is Chairman of the Board Affairs Committee and a member of the Audit Committee. Mr. Brown was a director of Trenwick Group Inc. from 1990 until the Trenwick Group Inc./LaSalle Re Holdings Limited business combination in September 2000. He is a Professor at the Terry Sanford Institute of Public Policy at Duke University and was Director of Equity Administration of The First Boston Corporation, an investment banking firm, between 1991 and 1993. Prior to 1991, Mr. Brown was Vice President, External Affairs, of the University of Connecticut and was formerly Chairman and Chief Executive Officer of Covenant Insurance Company, with which he was associated from 1968 to 1989.

            Robert M. DeMichele, 58, has been a director of Trenwick since August 2000. Mr. DeMichele is Chairman of the Investment Committee and a member of the Compensation Committee. Mr. DeMichele was a director of Trenwick Group Inc. from the Trenwick Group Inc./Chartwell Re Corporation merger in October 1999 until the Trenwick Group Inc./LaSalle Re Holdings Limited business combination in September 2000. From December 1995 until the Trenwick/Chartwell merger, Mr. DeMichele was a director of Chartwell Re Corporation. Mr. DeMichele has been President and Chief Executive Officer of Strategy Asset Managers LLC, an investment advisor, since March 2001. From 1982 until November 2000 he was a director, Chief Executive Officer and President of Lexington Global Asset Management. Mr. DeMichele also serves as a director of The Navigators Group, Inc., an insurance holding company.

            Clement S. Dwyer, Jr., 54, has served as a director of Trenwick since August 2000. Mr. Dwyer is a member of the Executive Committee and the Compensation Committee. Mr. Dwyer was a director of LaSalle Re Holdings Limited and LaSalle Re Limited from February 1998 until the Trenwick Group Inc./LaSalle Re Holdings Limited business combination in September 2000. He has 30 years of experience in the insurance industry, concentrating primarily in worldwide property casualty business and the financing of insurance enterprises. Since 1997, Mr. Dwyer has been Managing Member of URSA Advisors, L.L.C., which provides advisory and capital-raising services to insurance and reinsurance companies. From May to December 1996, he was President and Chief Executive Officer of Signet Star Holdings, Inc., the holding company for the reinsurance subsidiaries of W.R. Berkeley Corp. From 1992 to 1996, he was Executive Vice President and Director of Guy Carpenter & Company, Inc., a reinsurance broker and a subsidiary of Marsh & McLennan Companies Inc., by which he had been employed in various executive capacities since 1970.

            Joseph D. Sargent, 73, has been a director of Trenwick since August 2000. Mr. Sargent is a member of the Executive Committee and the Compensation Committee. Mr. Sargent was a director of Trenwick Group Inc. and its predecessor since 1978. He has been Chairman and a Principal of Bradley, Foster & Sargent, an investment advisory firm, since 1994. Mr. Sargent is a member of the Board of Directors of Beazley Group plc.

            Stephen R. Wilcox, 69, has been a director of Trenwick since August 2000. Mr. Wilcox is Chairman of the Audit Committee and a member of the Board Affairs Committee. Mr. Wilcox was a director of Trenwick Group Inc. and its predecessor from 1978 until the Trenwick Group Inc./LaSalle Re Holdings Limited business combination in September 2000. Since 1998, Mr. Wilcox has been President and Chief Executive Officer of Kelton International Inc., a securities broker-dealer. He has been President of The Wilcox Group, Inc., a financial and consulting firm, since 1998. He was a Senior Consultant of Hyperion Capital Management, an investment advisory firm, from 1995 to 1998 and a Partner and Senior Vice President of Conning & Company, an insurance industry research, financial and consulting firm, with which he was associated from 1958 to 1988.

            The following former executive officers and directors of Trenwick served during the last completed fiscal year:

Name                             Position                  Date of Termination
----                             --------                       of Service
                                                                ----------
James F. Billett, Jr.    Chairman of the Board &               January 2003
                         Chief Executive Officer

Steven J. Bensinger      Executive Vice President              January 2002

Paul Feldsher           Executive Vice President &             January 2003
                        Chief Underwriting Officer

Robert A. Giambo        Executive Vice President &            February 2003
                              Chief Actuary

John V. Del Col              General Counsel                   January 2003

Coleman D. Ross         Executive Vice President &              March 2002
                         Chief Financial Officer

Richard E. Cole                  Director                        May 2002

Robert V. Deutsch                Director                     November 2002

Neil Dunn                        Director                        May 2002

Frank E. Grzelecki               Director                     February 2002

P. Anthony Jacobs                Director                        May 2002

Frederick D. Watkins             Director                        May 2002

             Section 16(A) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires Trenwick's executive officers and directors, and persons who own more than ten percent of a registered class of Trenwick's common shares, to file reports of ownership and changes in ownership with the SEC. Based on Trenwick's review of all insiders' filings received, and written representations from reporting persons, Trenwick believes there were no Section 16(a) violations for Trenwick for the year ended December 31, 2002.

Item 11. Executive Compensation.

      The following table sets forth information concerning total compensation paid to Trenwick's current Chief Executive Officer during fiscal 2002 and the four other most highly paid executive officers of Trenwick who served in such capacities as of December 31, 2002 for services rendered to Trenwick during each of the last three fiscal years, if applicable. The table also sets forth information concerning the compensation of James F. Billett, Jr., the former Chief Executive Officer of Trenwick, who under the Securities and Exchange Commission ("SEC") rules is required to be included in this table. The individuals listed in the following table are referred to herein as the "named executive officers."

                           Summary Compensation Table

                                                                                Long-Term Compensation
                                                 Annual Compensation                    Awards
                                        --------------------------------------  ----------------------
                                                                                Restricted
                                                                  Other Annual    Share     Securities     All Other
Name & Principal                                                  Compensation   Awards($)  Underlying    Compensation
Position                       Year     Salary ($)    Bonus ($)      ($)(1)         (2)       Options        ($)(3)
--------------------------     ----     ----------    ---------   ------------  ----------  ----------    ------------
W. Marston Becker              2002     225,000(4)          --           --            --          --            --
   Acting Chief Executive
   Officer

James F. Billett, Jr           2002     741,269        150,000       95,364            --          --       113,215
   Chairman,                   2001     811,964             --       86,806       361,248     550,880       160,294
   President & Chief           2000     574,233        315,000       90,560       352,495      81,346       140,336
   Executive Officer

Alan L. Hunte                  2002     319,250        375,000           --            --      67,612        38,993
   Executive Vice
   President &
   Chief Financial Officer

Paul Feldsher                  2002     295,212             --           --            --      70,612        38,989
   Executive Vice              2001     272,966             --           --       131,996      18,592        40,412
   President & Chief           2000     262,121        250,000           --       128,505      29,654        37,742
   Underwriting Officer

Robert A. Giambo               2002     295,212             --           --            --      66,929        38,996
   Executive Vice              2001     272,960             --           --       131,996      18,592        40,426
President                      2000     262,121        225,000           --       128,505      29,654        37,753
   & Chief Actuary

John V. Del Col                2002     288,462        400,000           --            --      24,183        35,453
   General Counsel             2001     233,269         75,000           --       106,224      15,610        33,982
                               2000     203,654        175,000           --        99,996      23,077        23,800

(1) Consists of perquisites and other personal benefits provided by Trenwick for the indicated calendar years in which the amounts exceeded the lesser of $50,000 or ten percent of the named executive officer's combined salary and bonus for the year. Includes $46,110 for 2002, $43,653 for 2001 and $43,775 for 2000 for supplemental whole life and health benefits and $36,921 for 2002, $34,022 for 2001 and $39,968 for 2000 for automobile expenses.

(2) The restricted shares vest in equal annual installments over five years from the date of award. Dividends are paid on restricted shares at the same rate as paid to all shareholders and, as permitted, those amounts have not been included in this table. The aggregate total of unvested restricted share holdings of each of the named executives as of December 31, 2002, at the then-applicable market price per share of $0.72, were as follows:

Name                                Unvested Restricted Shares (#)     Value ($)
----                                ------------------------------     ---------

W. Marston Becker                                   0                         0

James F. Billett, Jr.                          29,837                   $21,483

Alan L. Hunte                                  10,889                   $ 7,840

Paul Feldsher                                  10,889                   $ 7,840

Robert A. Giambo                               10,889                   $ 7,840

John V. Del Col                                 8,584                   $ 6,180

(3) This column shows contributions by Trenwick under various defined contribution plans. The following table details the amounts contributed by Trenwick by defined contribution plan and named executive.

                                                                Supplemental
                                                                  Executive
                                    401(k)        Pension      Retirement Plan    Supplemental Executive
Name                     Year   Savings Plans      Plans        Contribution     Retirement Plan Interest
---------------------    ----   -------------      -----        ------------     ------------------------
James F. Billett, Jr.    2002       11,000         16,000          42,000                 44,215
                         2001       10,200         13,600          59,485                 77,009
                         2000       10,200         13,600          57,539                 58,997

Paul Feldsher            2002       11,000         16,000           7,693                 4,296
                         2001       10,200         13,600           9,720                 6,892
                         2000       10,200         13,600           8,960                 4,982

Robert A. Giambo         2002       11,000         16,000           7,693                 4,303
                         2001       10,200         13,600           9,720                 6,906
                         2000       10,200         13,600           8,960                 4,993

Alan L. Hunte            2002       11,000         16,000           7,693                 4,300

John V. Del Col          2002       11,000         16,000           7,693                   760
                         2001       10,200         13,600           9,720                   462
                         2000       10,200         13,600              --                    --

(4) Amount represents fees paid or payable by Trenwick pursuant to an agreement between Trenwick and W. Marston Becker for his services rendered to Trenwick. Such amount does not include reimbursement of business expenses incurred by Mr. Becker in connection with the performance of his services to Trenwick. For a description of the agreement, see "Employment Contracts and Arrangements" below.

      The following table sets forth information with respect to stock option grants to the named executive officers in 2002. The options granted during 2002 to the named executive officers pursuant to Trenwick's 1993 Employee Stock Option Plan, 1997 Omnibus Stock Incentive Plan or 1996 Long-term Incentive Plan become exercisable in five equal annual installments beginning one year from the date of grant, but become immediately exercisable in full in the event of a change in control of Trenwick. The exercise price of the options equals the fair market value of the common stock at the date of the grant. The options are subject to termination prior to their expiration date in the event of termination of employment.

                        Option Grants in Last Fiscal Year

                                                                                      Potential Realizable Value
                                                                                                   at
                         Number of        Percent of                                    Assumed Annual Rates of
                        Securities       Total Options                                 Stock Price Appreciation
                        Underlying        Granted to      Exercise                                 for
                          Options        Employees in       Price       Expiration           Option Term ($)
        Name            Granted (#)     Fiscal Year (%)   ($/Share)        Date             5%           10%
---------------------   -----------     ---------------   ---------     ----------    ---------------------------
W. Marston Becker          1,000              0.19%         $8.40        5/15/2012       $ 5,283       $13,387

James F. Billett, Jr.          0                 0

Alan L. Hunte             67,612             12.73%         $0.89       12/16/2012       $37,844       $95,903

Paul Feldsher             70,612             13.30%         $0.89        2/28/2003       $     0       $     0

Robert A. Giambo          66,929             12.61%         $0.89        4/21/2003       $     0       $     0

John V. Del Col           24,183              4.55%         $0.89        2/16/2003       $     0       $     0

      There were no stock options exercised during 2002 by a named executive officer. The following table sets forth the number of unexercised options held by the named executive officers at December 31, 2002. Also included is the value of "in-the-money" options on December 31, 2002. In-the-money options are options with an exercise price of less than the fair market value of Trenwick's common shares.

      Aggregated Option/Exercises in Last Fiscal Year and Option Values at
                                 Fiscal Year End

                       Number of Securities Underlying       Value of Unexercised
                           Unexercised Options at          In-the-Money Options at
                            December 31, 2002 (#)         December 31, 2002 ($)(1)
                       -------------------------------   ---------------------------

Name                     Exercisable    Unexercisable    Exercisable   Unexercisable
---------------------    -----------    -------------    -----------   -------------
W. Marston Becker            6,250           1,000            0              0

James F. Billett, Jr.      288,265         217,105            0              0

Alan L. Hunte                    0          67,612            0              0

Paul Feldsher                    0          70,612            0              0

Robert A. Giambo                 0          66,929            0              0

John V. Del Col                  0          24,183            0              0

(1) Represents the difference between the closing price per Trenwick common share on December 31, 2002, of $0.72, and the exercise price of "in-the-money" options granted to each named executive officer.

                             Directors' Compensation

      For the year ended December 31, 2002, each non-employee director chairing a Board committee received an annual retainer of $30,000 and each other non-employee director received an annual retainer of $25,000. In addition, each non-employee director received a fee of $1,000 for each Board and committee meeting attended, plus reimbursement of all customary expenses incurred in connection with attendance at Board and committee meetings.

      During the year ended December 31, 2002, each non-employee director also received a quarterly grant of $6,250 in the form of common share equivalents under the non-employee director deferred compensation plan for the first 3 quarters of the year and cash in that amount for the last quarter of the year. Each committee chairman received a quarterly grant of $7,500 in common share equivalents for the first 3 quarters of the year and cash in that amount for the last quarter of the year. The grants were made on the last business day of each calendar quarter. The common share equivalents were credited to each non-employee director's account based on the Trenwick common share price on the last business day of the calendar quarter. The common share equivalent accounts increased or decreased in value based upon the performance of Trenwick common shares, including any dividends paid thereon.

      Under Trenwick's non-employee director deferred compensation plan, non-employee directors were entitled to elect to defer receipt of all or a portion of fees to be earned in the next succeeding year and have such fees accrue either (i) at the interest rate determined by the Compensation Committee or (ii) based upon the performance of Trenwick's common shares, including any dividends paid thereon.

      In December of 2002, Trenwick terminated the non-employee director deferred compensation plan and paid the non-employee directors the deferred amounts under the plan in the first quarter of 2003.

      Under the 2001 Equity Incentive Plan, each eligible director is granted an option for 1,000 common shares immediately following each Annual General Meeting. The options have a ten year term and an exercise price equal to the closing price for the Trenwick common shares on the date of grant. The options vest on the earlier of (a) the day before the next Annual General Meeting and
(b) a change in control of Trenwick.

                      Employment Contracts and Arrangements

      On August 26, 2002, Mr. Becker was elected to the position of Acting Chairman of the Board of Directors and Acting Chief Executive Officer pursuant to the terms of a letter agreement, entered into between Trenwick and Mr. Becker, dated August 26, 2002 and subsequently amended on March 25, 2003 (the "Becker Agreement"). Under the Becker Agreement, Mr. Becker is entitled to compensation from Trenwick for his services at a monthly rate of $50,000 through December 31, 2002 and $75,000, commencing January 1, 2003. In addition, under the Becker Agreement, Mr. Becker is entitled to a cash incentive bonus, in the aggregate amount of $600,000, payable in three installments of $200,000 on or before March 28, 2003 and on June 30 and December 31, 2003, provided his engagement has not been terminated prior to such date. In the event there is a "change in control" of Trenwick, the amount of cash incentive bonus not previously paid to Mr. Becker will become due and payable on the date of such change in control unless Mr. Becker's engagement has been terminated before such date.

      Trenwick has agreed under the Becker Agreement to indemnify Mr. Becker for claims, damages and liabilities resulting from his acts or omissions which are not found to be in bad faith or involve intentional misconduct or a knowing violation of law. The Becker Agreement may be terminated by mutual agreement between Trenwick and Mr. Becker or 30 days following delivery of written notice of termination of the agreement by either Trenwick or Mr. Becker. Mr. Becker is subject to customary confidentiality provisions under the Becker Agreement.

      In August 2002, Mr. James F. Billett, Jr. began a medical leave from his employment with Trenwick. On January 28, 2003, Trenwick and Mr. Billett entered into an agreement (the "Employment Separation Agreement") pursuant to which Trenwick and Mr. Billett agreed that Mr. Billett's employment was terminated effective on such date. In addition, Mr. Billett and Trenwick entered into post-employment release and waiver agreements.

      Pursuant to the terms of the Employment Separation Agreement, on February 7, 2003 Mr. Billett was paid (i) a lump sum cash separation payment of $2,175,000 reduced by $19,250, the gross amount of salary paid to Mr. Billett for the period from January 1, 2003 through January 28, 2003, (ii) $1,500,000 representing the settlement of a commitment under Mr. Billett's employment agreement to contribute $2,500,000 into a rabbi trust for the benefit of Mr. Billett, (iii) $193,733 in substitution for the value of three years of accrual under Trenwick's qualified retirement plans and the Trenwick America Corporation Unfunded Supplemental Executive Retirement Plan ("SERP"), (iv) $1,084,569 representing the settlement of Mr. Billett's SERP account, (v) $30,000 representing three years of financial and tax planning and (vi) $22,182 in substitution for coverage under Trenwick's group life insurance policy. The foregoing payments to Mr. Billett were offset against and reduced by $1,480,404, as repayment of the principal and accrued and unpaid interest through December 31, 2002 under the promissory note dated May 11, 2001.

      Trenwick also agreed to reimburse Mr. Billett for certain moving expenses (grossed up for any income taxes imposed on such amounts) and unreimbursed business expenses. Under the Employment Separation Agreement, Mr. Billett forfeited all outstanding unexercised options (whether vested or unvested) and all unvested restricted stock. Mr. Billett's participation under Trenwick's medical, dental and health insurance benefit plans ceased on January 28, 2003.

      Mr. Billett also agreed to a provision prohibiting the disclosure of any confidential information concerning Trenwick and a noncompetition clause which prohibits Mr. Billett from competing with Trenwick for two years.

      As is customary in the Bermuda marketplace, Trenwick's subsidiary LaSalle Re Limited ("LaSalle") has entered into employment contracts with certain of LaSalle's senior executives. The employment contracts generally provide for the payment of the executive's base salary for one to two years after the termination of the executive's employment with LaSalle without cause or by the executive as a result of a constructive discharge. In addition, the employment contracts generally provide for the provision of certain employee benefits following termination. The executives are required to comply with customary confidentiality and non-disparagement provisions and are subject to non-competition clauses for one to two years after their employment with LaSalle.

      In accordance with practices in the United Kingdom marketplace, Trenwick's subsidiaries Trenwick International Limited and Trenwick Managing Agents Limited have entered into employment arrangements with their senior executives providing that each of the employer and the employee must provide notice prior to termination of employment.

                         Change in Control Arrangements

      Trenwick had entered into change in control agreements with each of its senior executives. Alan Hunte is the only remaining senior executive with such agreement, and the agreements with the other senior executives terminated when such senior executive's employment with Trenwick terminated. Mr. Hunte's change in control agreement provides that if, during a two year period following a change in control of Trenwick, Trenwick terminates Mr.

Hunte's employment without cause or disability, or Mr. Hunte terminates his employment for good reason, Mr. Hunte is entitled to the following:

o     two years' base salary;

o     a bonus in the year of termination; and

o     medical benefits and perquisites for two years.

      Mr. Hunte is subject to confidentiality and non-disparagement provisions and is subject to non-competition clauses for up to two years after his employment with Trenwick.

           Compensation Committee Interlocks and Insider Participation

      The current members of the Compensation Committee of the Board are Messrs. DeMichele, Dwyer and Sargent. No executive officer of Trenwick has served as a member of the compensation committee of any other entity whose executive officers served as a member of the Compensation Committee of the Board.

      In connection with the Trenwick Group Inc./Chartwell Re Corporation merger, Trenwick assumed Chartwell Re Corporation's rights and obligations under a registration rights agreement entered into in December 1995 by Chartwell Re Corporation, certain members of the Richardson family and certain of Chartwell Re Corporation's other stockholders. Pursuant to the registration rights agreement, upon the request of shareholders holding at least 330,000 of Trenwick's common shares or any security convertible into 330,000 Trenwick common shares, Trenwick must, subject to certain limited exceptions, use its best efforts to register such shares under the Securities Act of 1933, as amended. Trenwick is not obligated to effect more than one registration in any nine-month period or more than four during the term of the registration rights agreement. The Richardson family has the right to initiate two of the four registrations effected pursuant to the registration rights agreement. Trenwick must pay all registration expenses in connection with the four registrations except underwriting discounts and commissions and transfer taxes. If the registration is in the form of an underwritten offering, the shareholders holding a majority of the Trenwick common shares being registered pursuant to the registration may select the underwriters, subject to Trenwick's approval.

      Parties to the registration rights agreement have "piggyback" rights to register Trenwick common shares in connection with registration of equity securities by Trenwick. These rights are subject to limitation if the registration involves an underwritten offering and the managing underwriter determines that, in its good faith view, the inclusion of all or any portion of such additional securities in the registration would have a material adverse effect on the offering.

      Mr. DeMichele was originally designated by the Richardson family as its representative on the Board of Directors of Trenwick Group Inc. and currently acts as a financial advisor for certain members of the Richardson family.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

       Securities Authorized For Issuance Under Equity Compensation Plans

                                                                                                       (c)
                                                                                               Number of securities
                                                      (a)                                     remaining available for
                                          Number of securities to be          (b)              future issuance under
                                           issued upon exercise of      Weighted-average        equity compensation
                                             outstanding options,       exercise price of             plans
                                                   warrants            outstanding options,    (excluding securities
           Plan category                          and rights           warrants and rights    reflected in column(a))
---------------------------------------   --------------------------   --------------------   -----------------------
Equity compensation plans approved
   by security holders ................            1,847,429                 $18.95                 1,748,815
Equity compensation plans not
   approved by security holders .......                   --                     --                        --
                                                   ---------                 ------                 ---------
Total .................................            1,847,429                 $18.95                 1,748,815
                                                   =========                 ======                 =========

                               Security Ownership

      The following table sets forth certain information regarding beneficial ownership of Trenwick's Common Stock as of April 15, 2003 (unless otherwise noted) by (i) each person who is known by the company to own beneficially more than 5% of the Common Stock; and (ii) each of Trenwick's directors and named executive officers and all directors and executive officers of Trenwick as a group.

                                                Amount and Nature of
    Name and Address of Beneficial Owner        Beneficial Ownership (1)      Percent of Class (2)
-------------------------------------------     ------------------------      --------------------
CNA Financial Corporation
CNA Plaza
Chicago, IL 60685 .........................          3,707,400(3)                    10.08%

Neil Gagnon
1370 Avenue of the Americas, Suite 2002
New York, NY 10019 ........................          2,665,976(4)                     7.25%

W. Marston Becker .........................             35,250(5)                        *

James F. Billett, Jr ......................            160,160                           *

Alan L. Hunte .............................            131,291                           *

Paul Feldsher .............................             57,062(6)                        *

Robert A. Giambo ..........................             41,335                           *

John V. Del Col ...........................             13,331                           *

Anthony S. Brown ..........................             65,575(7)                        *

Robert M. DeMichele .......................             24,003(8)                        *

Clement S. Dwyer, Jr ......................             19,689(9)                        *

Joseph D. Sargent .........................            113,625(7)(10)                    *

Stephen R. Wilcox .........................             10,250(7)                        *

All directors and officers as a group
(11 persons) ..............................            603,959                        1.64%

* Indicates beneficial ownership of less than 1.0% of the outstanding Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of the date hereof are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or indicated in the footnotes to this table, each stockholder identified in the table possesses the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2) Applicable percentage of ownership is based on 36,786,842 shares of Common Stock outstanding as of April 15, 2003.

(3) Based upon information contained in the Schedule 13G filed with the SEC on February 14, 2001 with respect to Trenwick Group Ltd. According to information provided in CNA Financial Corporation's definitive proxy statement filed with the SEC on April 8, 2003, Loews Corporation owned approximately 90% of the outstanding voting securities of CNA Financial Corporation as of February 28, 2003.

(4) Based upon information contained in Schedule 13G, dated February 4, 2003, filed with the SEC. The Schedule 13G states that as of December 31, 2002, Neil Gagnon beneficially owned 2,665,976 shares of Common Stock of Trenwick Group Ltd., which amount includes (i) 963,339 shares beneficially owned by Mr. Gagnon over which he has voting and dispositive power; (ii) 47,105 shares beneficially owned by Mr. Gagnon over which he has voting but not dispositive power; (iii) 430,090 shares beneficially owned by Lois Gagnon, Mr. Gagnon's wife; (iv) 116,940 shares held by the Lois E. and Neil E. Gagnon Foundation (the "Foundation"), of which Mr. Gagnon is a trustee; (v) 59,320 shares held by the Gagnon Family Limited Partnership (the "Partnership") of which Mr. Gagnon is a partner; (vi) 72,655 shares held by the Gagnon Grandchildren Trust (the "Trust") over which Mr. Gagnon has dispositive but not voting power; (vii) 249,705 shares held by a hedge fund (of which Mr. Gagnon is the principal) over which Mr. Gagnon has dispositive and voting power; and (viii) 726,822 shares held for certain customers of Gagnon Securities LLC (of which Mr. Gagnon is the Managing Member and the principal owner) over which shares Mr. Gagnon has dispositive but not voting power.

(5) Includes 7,250 shares subject to stock options that are vested and exercisable within 60 days of the date of this document.

(6) Includes 375 shares owned by relatives or held in trust for them, as to which Mr. Feldsher disclaims beneficial ownership.

(7) Includes 10,250 shares subject to stock options that are vested and exercisable within 60 days of the date of this document.

(8) Includes 9,050 shares subject to stock options that are vested and exercisable within 60 days of the date of this document.

(9) Includes 5,000 shares subject to stock options that are vested and exercisable within 60 days of the date of this document.

(10) Also includes 29,775 shares owned by relatives or held in trust for them, as to which Mr. Sargent disclaims beneficial ownership.

Item 13. Certain Relationships and Related Transactions.

                             Management Indebtedness

      With the approval of the Compensation Committee, Trenwick extended lines of credit in the principal amount of $2,250,000 to James F. Billett, Jr. and $400,000 to Alan L. Hunte. The lines of credit were payable upon demand and bore interest in 2001 on outstanding balances at the prime rate of interest until paid in full. Effective January 1, 2002, Trenwick and Messrs. Billett and Hunte agreed to amend the terms of the lines of credit. As amended, the lines of credit bear interest at the prime rate, which is currently 4.25%, and must be repaid in 5% increments on a quarterly basis over the five years. The largest aggregate amount of indebtedness outstanding under Mr. Billett's line of credit in 2002 was $1,480,404 as of December 31, 2002. The largest aggregate amount of indebtedness outstanding under Mr. Hunte's line of credit in 2002 was $409,513 (including accrued and unpaid interest) as of December 31, 2002. Mr. Billett's indebtedness was repaid in full in January 2003 under the terms of the Employment Separation Agreement as described above. The amount of Mr. Hunte's outstanding line of credit as of April 15, 2003 was $413,314 (including accrued and unpaid interest). The proceeds from loans made under the lines of credit have been used by Messrs. Billett and Hunte to fund earlier acquisitions of Trenwick's common shares.

                          Registration Rights Agreement

      See Item 11- "Executive Compensation--Compensation Committee Interlocks and Insider Participation."

                           Indemnification; Insurance

      Trenwick has agreed to indemnify its directors to the full extent permitted by Bermuda law, as it exists now and as it may be amended in the future to permit additional indemnification. Additionally, Trenwick has agreed to maintain directors' and officers' liability insurance coverage at least comparable to the coverage currently in place, unless such insurance is not reasonably available or if, in the Board of Directors' reasonable business judgment, either (i) the premium cost for such insurance is substantially disproportionate to the amount of insurance or (ii) the coverage is so limited by exclusions that there is insufficient benefit provided by such insurance. In the event Trenwick does not maintain such directors' and officers' liability insurance, it has agreed to indemnify the directors to the full extent of the coverage which would otherwise have been provided under such insurance.

      Trenwick has generally agreed to indemnify the former officers and directors of Chartwell Re Corporation in respect of acts or omissions occurring prior to the effective time of the Trenwick Group Inc./Chartwell Re Corporation merger (including, but not limited to, the transactions contemplated by the agreement pursuant to which the Trenwick Group Inc./Chartwell Re Corporation merger was effected) to the extent provided under Chartwell Re Corporation's certificate of incorporation and by-laws as in effect on the date of the merger agreement, in each case subject to any limitation imposed by applicable law. In addition, Trenwick agreed to maintain Chartwell Re Corporation's existing directors' and officers' liability insurance for six years from the Trenwick Group Inc./Chartwell Re Corporation merger in October 1999, subject to certain limitations.

      Trenwick has also agreed to indemnify the present and former directors and officers of Trenwick Group Inc. and LaSalle Re Holdings Limited against liabilities arising out of the Trenwick Group Inc./LaSalle Re Holdings Limited business combination in September 2000. Subject to applicable Bermuda law and public policy, Trenwick will honor indemnification rights of the current and former directors and officers of Trenwick Group Inc., LaSalle Re Holdings Limited or any of their respective subsidiaries. In addition, Trenwick agreed to maintain, for all former and current directors and officers of Trenwick Group Inc., LaSalle Re Holdings Limited and their respective subsidiaries, the current directors' and officers' liability insurance, fiduciary liability insurance and indemnification policies maintained by Trenwick Group Inc. and LaSalle Re Holdings Limited for at least six years from the effective time of the Trenwick Group Inc./LaSalle Re Holdings Limited business combination.

                        Reinsurance Transactions with CNA

      In the year ended December 31, 2002, Trenwick assumed premiums totaling approximately $1,165,000 from a ceding company related to CNA Financial Corporation. Absent CNA Financial Corporation's relationship with Trenwick and its predecessor company, LaSalle Re Holdings Limited, such transactions might not have taken place. The terms of these reinsurance transactions were negotiated between the parties and Trenwick believes that such terms were at market rates.

      Mr. Deutsch, a former director of Trenwick whose service on the Board terminated in May 2002, is the Executive Vice President and Chief Financial Officer of CNA Financial Corporation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

      3.    Exhibits

            3.1   Memorandum of Association. Incorporated by reference to
                  Exhibit 3.1 to Trenwick Group Limited's Registration Statement on Form S-4 (File No. 333-44290).

            3.2 Bye-Laws. Incorporated by reference to Exhibit 3.3 to Trenwick Group Limited's Registration Statement on Form S-4 (File No. 333-44290).

            3.3 Certificate of Incorporation of Gowin Holdings International Limited, dated December 14, 1999. Incorporated by reference to
                  Exhibit 3.2(a) to Trenwick Group Limited's Registration Statement on Form S-4. (File No. 333-44290).

            3.4 Certificate of Incorporation on Change of Name from Gowin Holdings International Limited to Trenwick Group Ltd., dated as of March 27, 2000. Incorporated by reference to Exhibit 3.2(b) to Trenwick Group Limited's Registration Statement on Form S-4 (File No. 333-44290).

            4.1   Specimen Share Certificate. Incorporated by reference to
                  Exhibit 4.2 to Trenwick Group Limited's Registration Statement on Form S-4. (File No. 333-44290).

            4.2 Rights Agreement, dated as of September 27, 2000, between Trenwick Group Ltd. and First Chicago Trust Company of New York including, as Exhibit A thereto, a form of Rights Certificate. Incorporated by reference to Exhibit 4.2 to Trenwick Group Limited's Form 8-A filed October 2, 2000. (File No. 1-15389).

            4.3 (a) Indenture dated as of January 31, 1997, between The Chase Manhattan Bank and Trenwick Group Inc. Incorporated by reference to Exhibit 4.2(a) to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-14737).

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

            4.5 Indenture dated as of March 27, 1998 between Trenwick Group Inc. and The First National Bank of Chicago, as Trustee, with respect to Trenwick Group Inc.'s $75 million principal amount of 6.7% Senior Notes due April 1, 2003. Incorporated by reference to Exhibit 4.2 to Trenwick Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-15389).

            4.6 First Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America Corporation, and Bank One Trust Company, N.A., as successor to First National Bank of Chicago, as Trustee, with respect to the $75 million principal amount of 6.7% Senior Notes due April 1, 2003. Incorporated by reference to Exhibit 4.4 to Trenwick America Corporation's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).

            4.7 Indenture, dated as of December 1, 1995, between Chartwell Re Corporation, as the successor to Piedmont Management Company Inc., and Fleet Bank, as Trustee, for the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit
                  4.5 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

            4.8 First Supplemental Indenture, dated as of December 13, 1995, among Piedmont Management Company, Chartwell Re Corporation and Fleet Bank, as Trustee under the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.6 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

            4.9 Second Supplemental Indenture, dated as of October 27, 1999, among Chartwell Re Corporation, Trenwick Group Inc. and State Street Bank and Trust Company, as successor to Fleet Bank, as Trustee, with respect to the Contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.7 to Trenwick America Corporation's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).

            4.10 Third Supplemental Indenture, dated as of September 27, 2000, among Trenwick Group Inc., Trenwick America Corporation and State Street Bank and Trust Company, as successor to Fleet Bank, as Trustee under the contingent Interest Notes due June 30, 2006. Incorporated by reference to Exhibit 4.8 to Trenwick America Corporation's Current Report on Form 8-K, filed on November 16, 2000 (File No. 0-31967).

            4.11 Certificate of Designation, Preferences and Rights of Series B Cumulative Convertible Perpetual Preferred Shares of Trenwick Group Ltd. Incorporated by reference to Exhibit 99.3 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on September 10, 2002 (file no. 1-16089).

            10.1 Amended and Restated Credit Agreement, dated as of November 24, 1999 and Amended and Restated as of September 27, 2000, among Trenwick America Corporation, Trenwick Holdings Limited, various lending institutions, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and Chase Manhattan Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Trenwick Group Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-16089).

            10.2 First Amendment and Waiver to the Credit Agreement, dated as of June 13, 2001, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and The Chase Manhattan Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Trenwick Group Limited's First Amendment to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on January 11, 2002 (File No. 0-31967).

            10.3 First Amendment to the Holdings Guaranty, dated as of June 13, 2001, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to Trenwick Group Limited's First Amendment to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on January 11, 2002 (File No. 0-31967).

            10.4 Second Amendment and Waiver to the Credit Agreement, dated as of November 13, 2001, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party thereto, First Union National Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JP Morgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.3 to Trenwick Group Limited's First Amendment to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on January 11, 2002 (File No. 0-31967).

            10.5 Second Amendment to the Holdings Guaranty, dated as of November 13, 2001, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 10.4 to Trenwick Group Limited's First Amendment to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on January 11, 2002 (File No. 0-31967).

            10.6 Amended and Restated Catastrophe Equity Securities Issuance Option Agreement, dated as of January 1, 2001, between Trenwick Group Ltd. and European Reinsurance Company of Zurich.

            10.7 Amendment No. 1 to Amended and Restated Catastrophe Equity Securities Issuance Option Agreement, dated as of January 25, 2002, between Trenwick Group Ltd. and European Reinsurance Company of Zurich.

            10.8 Common Stock Purchase Warrant, dated March 6, 1992, issued by Chartwell Re Corporation to Wand Partners (Chartwell) L.P. Incorporated by reference to Exhibit 10.34 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).

            10.9 Common Stock Purchase Warrant, dated December 31, 1992, issued by Chartwell to Wand Partners (Chartwell) L.P. Incorporated by reference as Exhibit 10.35 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).

            10.10 Common Stock Purchase Warrant, dated December 31, 1992, issued by Chartwell to John Sagan. Incorporated by reference to
                  Exhibit 10.36 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).

            10.11 Trenwick Group Inc. 1989 Stock Plan, as amended. Incorporated by reference to Exhibit 99.1 to Trenwick Group Limited's Registration Statement on Form S-8 (File No. 333-47690).*

            10.12 Trenwick Group Inc. 1993 Non-Employee Directors Stock Option
                  Plan, as amended. Incorporated by reference to Exhibit 99.2 to Trenwick Group Limited's Registration Statement on Form S-8 (File No. 333-47690).*

            10.13 Trenwick Group Inc. 1993 Stock Option Plan, as amended.
                  Incorporated by reference to Exhibit 99.3 to Trenwick Group Limited's Registration Statement on Form S-8 (File No. 333-47690).*

            10.14 Trenwick Group Inc. 1996 RB Stock Option Plan, as amended.
                  Incorporated by reference to Exhibit 99.4 to Trenwick Group Limited's Registration Statement on Form S-8 (File No. 333-47690).*

            10.15 Chartwell Re Corporation 1996 Non-Employee Directors Stock
                  Option Plan, as amended. Incorporated by reference to Exhibit
                  99.6 to Trenwick Group Limited's Registration Statement on Form S-8 (File No. 333-47690).*

            10.16 Chartwell Re Corporation 1997 Omnibus Stock Incentive Plan, as
                  amended. Incorporated by reference to Exhibit 99.7 to Trenwick Group Limited's Registration Statement on Form S-8 (File No. 333-47690).

            10.17 LaSalle Re Holdings Limited 1996 Long-Term Incentive Plan, as
                  amended. Incorporated by reference to Exhibit 99.8 to Trenwick Group Limited's Registration Statement on Form S-8 (File No. 333-47690).

            10.18 Trenwick Unfunded Supplemental Executive Retirement Plan, as
                  amended through December 14, 1993. Incorporated by reference to Exhibit 10.14 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).*

            10.19 Leased Automobile Policy for executive officers. Incorporated by reference to Exhibit 10.5 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998. (File No. 1-15389).*

            10.20 Description of life insurance and long-term disability insurance coverage for executive officers. Incorporated by reference to Exhibit 10.16 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).*

            10.21 Trenwick Directors Deferred Compensation Plan. Incorporated by
                  reference to Exhibit 10.17 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).*

            10.22 Declaration of Trust dated December 10, 1996, as amended through September 9, 1997, establishing a retirement plan for certain employees of Trenwick Management Services Limited. Incorporated by reference to Exhibit 10.9 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998. (File No. 1-15389).*

            10.23 Employment Agreement, dated as of March 31, 1993, between
                  Chartwell Re Corporation and Steven J. Bensinger. Incorporated by reference to Exhibit 10.20 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).*

            10.24 Fourth Amendment to the Employment Agreement, dated as of
                  December 31, 1997, between Chartwell Re Corporation and Steven
                  J. Bensinger. Incorporated by reference to Exhibit 10.34 to Chartwell Re Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12502).*

            10.25 Fifth Amendment to the Employment Agreement, dated as of
                  August 4, 1998, between Chartwell Re Corporation and Steven J. Bensinger. Incorporated by reference to Exhibit 10.23 to Chartwell Re Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12502).*

            10.26 Sixth Amendment to the Employment Agreement, dated as of
                  December 30, 1998, between Chartwell Re Corporation and Steven
                  J. Bensinger. Incorporated by reference to Exhibit 10.26 to Chartwell Re Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12502).*

            10.27 Employment Assumption and Amendment Agreement, dated as of
                  October 25, 1999, between Trenwick Group Inc. and Steven J. Bensinger. Incorporated by reference to Exhibit 10.25 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).*

            10.28 Employment Termination Agreement, dated as of December 12,
                  2001, between Trenwick Group Ltd. and Steven J. Bensinger.*

            10.29 Employment Agreement, dated May 11, 2001, between Trenwick
                  Group Ltd. and James F. Billett, Jr. Incorporated by reference to Exhibit 10.1 to Trenwick Group Limited's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-16089).*

            10.30 Form of Amended and Restated Change of Control Agreement,
                  dated September 26, 2000, between Trenwick Group Inc. and senior officers of Trenwick Group Inc. and Trenwick America Corporation. Incorporated by reference to Exhibit 10.15 to Trenwick Group Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-16089).*

            10.31 Form of Assumption Letter, dated September 27, 2000, by
                  Trenwick Group Ltd. assuming the obligations of Trenwick Group Inc. under the Change of Control Agreements. Incorporated by reference to Exhibit 10.16 to Trenwick Group Limited's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000 (File No. 1-16089).

            10.32 Office lease between Trenwick America Corporation and
                  EOP-Canterbury Green, L.L.C. dated as of January 29, 1998, with respect to office space in Stamford, Connecticut. Incorporated by reference to Exhibit 10.16 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-15389).

            10.33 First Amendment dated as of March 31, 1998, to office lease between Trenwick America Corporation and EOP-Canterbury Green L.L.C. dated January 29, 1998. Incorporated by reference to
                  Exhibit 10.11 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

            10.34 Lease of the premises located at 2 Minster Court, London,
                  England, by and between Chartwell UK Management Services Limited (as Tenant) and The Prudential Assurance Company Limited (as Landlord). Incorporated by reference to Exhibit 10.32 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).

            10.35 Underlease between Wereldhave Property Corporation PLC and predecessors of Trenwick Management Services Limited dated May 22, 1991, with respect to office space located at 16 Eastcheap, London, England. Incorporated by reference to
                  Exhibit 10.12 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

            10.36 Coinsured Aggregate Excess of Loss Reinsurance Agreement
                  between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York. Incorporated by reference to
                  Exhibit 10.28 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14737).

            10.37 Aggregate Excess of Loss Ratio Cover between Trenwick America
                  Reinsurance Corporation and Continental Casualty Company. Incorporated by reference to Exhibit 10.22 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-14737).

            10.38 1996 Coinsured Aggregate Excess of Loss Reinsurance Agreement
                  between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York and CNA Re. Incorporated by reference to Exhibit 10.33 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-14737).

            10.39 First and Second Coinsured Aggregate Excess of Loss
                  Reinsurance Agreement between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York and CNA Re. Incorporated by reference to Exhibit 10.31 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-15389).

            10.40 1998 Coinsured Aggregate Excess of Loss Reinsurance Agreement
                  between Trenwick America Reinsurance Corporation and Centre Reinsurance Company of New York and National Union. Incorporated by reference to Exhibit 10.27 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-15389).

            10.41 1999 Coinsured Aggregate Excess of Loss Reinsurance Agreement
                  between Trenwick America Reinsurance Corporation and Centre Insurance Company and National Union. Incorporated by reference to Exhibit 10.39 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).

            10.42 Aggregate Excess of Loss Reinsurance Agreement, dated as of
                  October 27, 1999, by and between Chartwell Reinsurance Company, Dakota Specialty Insurance Company, The Insurance Corporation of New York and Drayton Company Limited, inclusive of corporate capital support of London underwriting operations, and London Life and Casualty

                  Reinsurance Corporation and Scandinavian Reinsurance Company, Ltd. Incorporated by reference to Exhibit 10.40 to Trenwick Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-15389).

            10.43 Quota Share Arrangement, dated as of April 1, 1999, between
                  LaSalle Re Limited and Continental Casualty Company. Incorporated by reference to Exhibit 10.2 to LaSalle Re Holdings Limited's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (File No. 1-12823).

            10.44 Quota Share Treaty between CNA International Reinsurance
                  Company Limited and LaSalle Re Limited in respect of 1999 underwriting year of account (London office). Incorporated by reference to Exhibit 10.32 to LaSalle Re Holdings Limited's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-12823).

            10.45 Quota Share Treaty between CNA International Reinsurance
                  Company Limited and LaSalle Re Limited in respect of 1999 underwriting year of account (Amsterdam office). Incorporated by reference to Exhibit 10.38 to LaSalle Re Holdings Limited's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-12823).

            10.46 LMX Quota Share Retrocessional Agreement between Continental
                  Casualty Company and LaSalle Re Limited for the 1999 underwriting year of account. Incorporated by reference to
                  Exhibit 10.43 to LaSalle Re Holdings Limited's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (File No. 1-12823).

            10.47 Third Amendment to the Credit Agreement, dated as of April 12,
                  2002, among Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 10.1 to Trenwick Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002 (file no. 1-16089).

            10.48 Third Amendment to the Holdings Guaranty, dated as of April
                  12, 2002, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 10.2 to Trenwick Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002 (file no. 1-16089).

            10.49 Transfer and Purchase Agreement, dated as of May 16, 2002, among Trenwick Group Ltd., LaSalle Re Limited, and Endurance Specialty Insurance Ltd. Incorporated by reference to Exhibit
                  99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on May 22, 2002 (file no. 1-16089).

            10.50 Quota Share Retrocession Agreement, dated as of May 16, 2002, between LaSalle Re Limited and Endurance Specialty Insurance, Ltd. Incorporated by reference to Exhibit 99.2 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on May 22, 2002 (file no. 1-16089).

            10.51 Bill of Sale and Assignment Agreement, dated as of May 16,
                  2002, among LaSalle Re Limited and Endurance Specialty Insurance Ltd. Incorporated by reference to Exhibit 99.3 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on May 22, 2002 (file no. 1-16089).

            10.52 Administrative Services Agreement, dated as of May 16, 2002, between LaSalle Re Limited and Endurance Specialty Insurance Ltd. Incorporated by reference to Exhibit 99.4 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on May 22, 2002 (file no. 1-16089).

            10.53 Assignment of Reinsurance Recoverables and Other Receivables,
                  dated as of May 16, 2002, between LaSalle Re Limited and Endurance Insurance Ltd. Incorporated by reference to Exhibit
                  99.5 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on May 22, 2002 (file no. 1-16089).

            10.54 Settlement Agreement, dated as of January 1, 2001, between
                  Trenwick Group Ltd. and European Reinsurance Company of Zurich. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on September 10, 2002 (file no. 1-16089).

            10.55 Second Amended and Restated Catastrophe Equity Securities
                  Issuance Option Agreement, dated as of September 6, 2002, between Trenwick Group Ltd. and European Reinsurance Company of Zurich. Incorporated by reference to Exhibit 99.2 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on September 10, 2002 (file no. 1-16089).

            10.56 Amendment No. 1 to the Registration Rights Agreement, dated as of September 6, 2002, between Trenwick Group Ltd. and European Reinsurance Company of Zurich. Incorporated by reference to
                  Exhibit 99.4 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on September 10, 2002 (file no. 1-16089).

            10.57 Summary of Indicative Terms and Conditions--Underwriting and
                  Reinsurance Arrangement between Chubb Re, Inc. and Trenwick America Reinsurance Corporation, dated October 25, 2002. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on October 29, 2002 (file no. 1-16089).

            10.58 Agreement, dated as of November 1, 2002, between National
                  Indemnity Company and Trenwick Managing Agents Limited. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on November 5, 2002 (File No. 1-16089).

            10.59 Agreement, dated as of August 26, 2002 between Trenwick Group
                  Ltd. and Mr. W. Marston Becker. Incorporated by reference to
                  Exhibit 10.2 to Trenwick Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (File No. 1-16089).*

            10.60 Forbearance Agreement, dated as of November 11, 2002, among
                  Trenwick America Corporation, Trenwick Holdings Limited, the lending institutions party to the Credit Agreement, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 10.1 to Trenwick Group Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (File No. 1-16089).

            10.61 Amendment to Forbearance Agreement, dated as of November 21,
                  2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick Group Ltd., LaSalle Re Holdings Limited, the lending institutions party to the Credit Agreement, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on December 3, 2002 (File No. 1-16089).

            10.62 Second Amendment to the Forbearance Agreement, dated as of
                  December 6, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick Group Ltd., LaSalle Re Holdings Limited, the lending institutions party to the Credit Agreement, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on December 12, 2002 (File No. 1-16089).

            10.63 Third Amendment and Consent to the Forbearance Agreement,
                  dated as of December 9, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick Group Ltd., LaSalle Re Holdings Limited, the lending institutions party to the Credit Agreement, and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.2 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on December 12, 2002 (File No. 1-16089).*

            10.64 Trenwick Group Ltd. Term Sheet LOC Facility, dated as December
                  3, 2002. Incorporated by reference to Exhibit 99.3 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on December 12, 2002 (File No. 1-16089).

            10.65 Fourth Amendment and Waiver to the Credit Agreement, dated as of December 24, 2002, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on December 26, 2002 (File No. 1-16089).

            10.66 Fourth Amendment to the Holdings Guaranty, dated as of
                  December 24, 2002, among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.2 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on December 26, 2002 (File No. 1-16089).

            10.67 Fifth Amendment to the Credit Agreement, dated as of January
                  16, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to

                  Exhibit 99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.68 Fifth Amendment and Consent to the Holdings Guaranty, dated as of January 16, 2003, among Trenwick Group, Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.2 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.69 Agreement, dated January 28, 2003, between James F. Billett and Trenwick Group Ltd. Incorporated by reference to Exhibit
                  99.1 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.70 Sixth Amendment and Waiver to the Credit Agreement, dated as of January 27, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.4 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.71 Sixth Amendment and Consent to the Holdings Guaranty, dated as of January 27, 2003, among Trenwick Group Ltd. and the lending institutions form time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.5 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.72 Seventh Amendment and Waiver to the Credit Agreement, dated as of March 7, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.6 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.73 Seventh Amendment to the Holdings Guaranty, dated as of March
                  7, 2003, among Trenwick Group Ltd. and the lending institutions form time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.7 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.74 Fourth Waiver to the Credit Agreement, dated as of March 14,
                  2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.8 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.75 Agreement, between the Connecticut Insurance Department and
                  Trenwick America Reinsurance Corporation, dated December 3, 2002. Incorporated by reference to Exhibit 99.9 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.76 Agreement, dated as of December 10, 2002, between LaSalle Re
                  Limited and Trenwick Group Ltd. Incorporated by reference to
                  Exhibit 99.10 to Trenwick Group Ltd.'s Current Report on Form 8-K, filed on March 18, 2003 (File No. 1-16089).

            10.77 Agreement dated December 23, 2002 between National Indemnity
                  Company and Trenwick Managing Agents Limited.**

            10.78 Amended and Restated Consulting Agreement dated March 25, 2003 between Trenwick Group Ltd. and W. Marston Becker.***

            12.1  Computation of Ratios.**

            21.1  List of Subsidiaries.**

            23.1  Consent of PricewaterhouseCoopers LLP.**

            99.1  Certification of Acting Chief Executive Officer**

            99.2  Certification of Chief Financial Officer**

*     Management contract or compensatory plan or arrangement.

** Filed with the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the Commission on March 29, 2003.

***   Filed herewith

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRENWICK GROUP LTD.
                                        (Registrant)


                                        By /s/ W. Marston Becker
                                           -------------------------------------

                                           W. Marston Becker
                                           Acting Chairman, and
                                           Acting Chief Executive Officer

Dated: April 29, 2003

                 CERTIFICATION OF ACTING CHIEF EXECUTIVE OFFICER

I, W. Marston Becker, certify that:

      1. I have reviewed this annual report on Form 10-K/A of Trenwick Group Ltd. (the "Registrant") and

      2. Based on my knowledge, this annual report on Form 10-K/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: April 29, 2003


                                                           /s/ W. Marston Becker
                                                           ---------------------
                                                               W. Marston Becker
                                                  Acting Chief Executive Officer
                                                   (Principal Executive Officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Alan L. Hunte, certify that:

      1. I have reviewed this annual report on Form 10-K/A of Trenwick Group Ltd. (the "Registrant") and

      2. Based on my knowledge, this annual report on Form 10-K/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: April 29, 2003


                                                               /s/ Alan L. Hunte
                                                               -----------------
                                                                   Alan L. Hunte
                                                    Executive Vice President and
                                                         Chief Financial Officer