Form 10-Q
period 2003-03-31
TRENWICK AMERICA CORP
filed 2003-05-15
CIK 1127783

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 2003.

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

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

                                                          Shares Outstanding
      Description of Class                                as of May 15, 2003
 Common Stock - $1.00 par value                                   100

                          TRENWICK AMERICA CORPORATION
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
  ITEM 1.   Unaudited Consolidated Financial Statements
            Consolidated Balance Sheet
            March 31, 2003 and December 31, 2002 ..........................    1

            Consolidated Statement of Operations, Comprehensive
            Income and Changes in Common Stockholder's Equity .............    2
            Three Months ended March 31, 2003 and 2002

            Consolidated Statement of Cash Flows
            Three Months ended March 31, 2003 and 2002 ....................    3

            Notes to Unaudited Consolidated Financial Statements ..........    4

  ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................    8

  ITEM 3.   Quantitative and Qualitative Disclosures About
            Market Risk ...................................................   24

  ITEM 4.   Controls and Procedures .......................................   24

                           PART II - OTHER INFORMATION
  ITEM 1.   Legal proceedings .............................................   25

  ITEM 2.   Changes in Securities and Use of Proceeds .....................   25

  ITEM 3.   Defaults Upon Senior Securities ...............................   25

  ITEM 4.   Submission of Matters to a Vote of Security Holders ...........   25

  ITEM 5.   Other Information .............................................   25

  ITEM 6.   Exhibits and Reports on Form 8-K ..............................   25

  Signatures ..............................................................   29

                          Trenwick America Corporation
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars)
                      March 31, 2003 and December 31, 2002


                                                       (Unaudited)
                                                           2003         2002
                                                        ----------   ----------
ASSETS
Debt securities available for sale, at fair value       $  826,126   $  636,660
Equity securities, at fair value                             8,821        8,849
Cash and cash equivalents                                  269,567      450,340
Accrued investment income                                    9,736        8,436
Premiums receivable                                        174,931      190,617
Reinsurance recoverable balances, net                      673,220      641,176
Prepaid reinsurance premiums                                67,453       97,647
Deferred policy acquisition costs                           48,924       63,167
Due from parent and affiliates                              65,633       62,828
Security deposit held by Chubb                              50,482       50,207
Other assets                                               107,122      130,575
                                                        ----------   ----------

Total assets                                            $2,302,015   $2,340,502
                                                        ==========   ==========

LIABILITIES
Unpaid claims and claims expenses                       $1,649,615   $1,640,063
Unearned premium income                                    243,805      324,718
Reinsurance balances payable                                42,403       48,213
Indebtedness                                                76,753       76,498
Due to affiliates                                           24,499       21,435
Other liabilities                                           86,558       46,790
                                                        ----------   ----------
Total liabilities                                        2,123,633    2,157,717
                                                        ----------   ----------
MINORITY INTEREST
Mandatorily redeemable preferred capital securities of
  subsidiary trust holding solely junior subordinated
  debentures of Trenwick America Corporation                87,048       87,032
                                                        ----------   ----------
COMMON STOCKHOLDER'S EQUITY
Common stock and additional paid in capital                298,877      298,877
Retained earnings (accumulated deficit)                   (225,687)    (218,892)
Accumulated other comprehensive income                      18,144       15,768
                                                        ----------   ----------
Total common stockholder's equity                           91,334       95,753
                                                        ----------   ----------
Total liabilities, minority interest and common
stockholder's equity                                    $2,302,015   $2,340,502
                                                        ==========   ==========

The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
         Consolidated Statement of Operations, Comprehensive Income and
               Changes in Common Stockholder's Equity (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2003 and 2002


                                                         2003         2002
                                                      ---------    ---------
REVENUES
Net premiums earned                                   $ 117,984    $  99,495
Net investment income                                     8,311       14,856
Net realized investment losses                             (234)        (180)
Other income (expense)                                   (2,076)       2,207
                                                      ---------    ---------
Total revenues                                          123,985      116,378
                                                      ---------    ---------
EXPENSES
Claims and claims expenses incurred                      84,516       77,202
Policy acquisition costs                                 33,258       31,374
Underwriting expenses                                     4,488        5,121
General and administrative expenses                       1,548          690
Interest expense and subsidiary preferred share
  dividends                                               8,113        7,126
Foreign currency losses (gains)                             166         (980)
                                                      ---------    ---------
Total expenses                                          132,089      120,533
                                                      ---------    ---------
Loss before income taxes and cumulative effect of
   Change in accounting principle                        (8,104)      (4,155)
Applicable income taxes (benefit)                        (1,309)      (1,320)
                                                      ---------    ---------
Loss before cumulative effect of change in
   Accounting principle                                  (6,795)      (2,835)
Cumulative effect of change in accounting principle          --      (52,119)
                                                      ---------    ---------
Net loss                                              $  (6,795)   $ (54,954)
                                                      =========    =========
COMPREHENSIVE INCOME (LOSS):
Net loss                                              $  (6,795)   $ (54,954)
                                                      ---------    ---------
Other comprehensive income (loss):

  Net unrealized investment gains (loss)                  1,387       (4,369)
  Foreign currency translation adjustments                  989          (14)
                                                      ---------    ---------
  Total other comprehensive income (loss)                 2,376       (4,383)
                                                      ---------    ---------
Comprehensive income (loss)                           $  (4,419)   $ (59,337)
                                                      =========    =========
CHANGES IN COMMON STOCKHOLDER'S EQUITY:
Common stockholder's equity, beginning of period      $  95,753    $ 175,349
Comprehensive income (loss)                              (4,419)     (59,337)
                                                      ---------    ---------
Common stockholder's equity, end of period            $  91,334    $ 116,012
                                                      =========    =========

The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
                Consolidated Statement of Cash Flows (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                   Three Months Ended March 31, 2003 and 2002



                                                    2003         2002
                                                 ---------    ---------

CASH FOR OPERATING ACTIVITIES                    $ (35,932)   $ (14,948)
                                                 ---------    ---------

INVESTING ACTIVITIES:
 Purchases of debt securities                     (200,542)     (95,523)
 Sales of debt securities                           28,636       46,076
 Maturities of debt securities                      24,036       39,125
 Effect of exchange rate on cash                      (293)         212
 Additions to premises and equipment                  (130)      (2,060)
                                                 ---------    ---------
 Cash for investing activities                    (148,293)     (12,170)
                                                 ---------    ---------
FINANCING ACTIVITIES:
Indebtedness issuance costs paid                        --          (88)
Loans from (to) affiliates                           3,452       (3,300)
                                                 ---------    ---------
Cash from (for) financing activities                 3,452       (3,388)
                                                 ---------    ---------

Change in cash and cash equivalents               (180,773)     (30,506)
Cash and cash equivalents, beginning of period     450,340      128,522
                                                 ---------    ---------
Cash and cash equivalents, end of period         $ 269,567    $  98,016
                                                 =========    =========


 The accompanying notes are an integral part of these statements.

                          TRENWICK AMERICA CORPORATION
              Notes to Unaudited Consolidated Financial Statements
   (Amounts expressed in thousands of United States dollars except share data)
                   Three Months Ended March 31, 2003 and 2002


Note 1
Organization
and Basis
of Presentation

      Organization

      Trenwick America Corporation ("Trenwick America") is a United States holding company whose principal subsidiaries underwrote specialty insurance and reinsurance. Trenwick America's ultimate parent is Trenwick Group Ltd., ("Trenwick") which is a publicly traded Bermuda holding company.

      In 2002, Trenwick conducted several strategic reviews of its operations in light of its capital constraints and determined that it was necessary for Trenwick to reduce its operating leverage by reducing premium volumes to a level more commensurate with its capital base and to concentrate its limited financial resources on its core franchise and business, treaty reinsurance, where it would be able to write reinsurance based on direct or indirect financial support. As a result, Trenwick voluntarily placed into runoff its specialty program business formerly operated through its subsidiary, Canterbury Financial Group, Inc., effective October 30, 2002.

      Trenwick America's treaty reinsurance business, formerly written through its subsidiary, Trenwick America Reinsurance Corporation ("Trenwick America Re"), has been limited since November 2002 to providing, through an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company (together, "Chubb"), treaty reinsurance to insurers of property and casualty risks. Since inception in November 2002, Trenwick America underwrote approximately $128 million of reinsurance under the facility. Trenwick announced on April 15, 2003 that it would cease underwriting reinsurance business under the Chubb facility. Trenwick will continue to be entitled to the economic benefits of existing business under the facility, subject to the terms and conditions of the facility. Trenwick America's ability to write reinsurance business under the facility was severely constrained by its financial condition and concerns arising with respect to its ongoing stability. As a result, Trenwick America ceased underwriting activities under the facility in order to reduce Trenwick America's costs. The effect of this cessation is that Trenwick America Re is now in runoff. Trenwick America will continue to service and pay claims for all business previously written through Trenwick America Re outside of the Chubb facility and will jointly adjust and settle with Chubb any claims arising under the business written under the Chubb facility, subject to Chubb's final authority.

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

      The interim financial statements are unaudited; however, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for interim periods. These interim statements should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick America for the year ended December 31, 2002.


Note 2
Segment
Information

      During the first quarter of 2003, Trenwick America amended the basis in which operating segments are determined. This change followed strategic reviews of Trenwick America's operations which resulted in the decision to place two of its operations into voluntary runoff. As a result, the operations of Trenwick America and its subsidiaries will now be managed on a legal entity basis, rather than an operating platform basis, in order to ensure the runoff of these operations is conducted in a manner which will maximize the economic value of these entities.

      The results of Trenwick America's specialty insurance and reinsurance business is reported in the following two business segments:

- Trenwick America Re, now in runoff, which consists of treaty reinsurance formerly written on United States property and casualty risks as well as the results of the Chubb underwriting facility. Additionally, this segment includes the runoff of specialty program insurance formerly written by Chartwell Insurance Company, which merged with and into Trenwick America Re on December 31, 2002; and

- The Insurance Corporation of New York ("INSCORP"), which consists of United States specialty program insurance, including that formerly written through INSCORP's subsidiary, Dakota Specialty Insurance Company ("Dakota"). These entities ceased underwriting substantially all new business effective October 30, 2002.

      The following tables present business segment financial information for Trenwick America at March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002:

      Total assets:                           2003             2002
                                          ------------     ------------
      Trenwick America Re                 $  1,349,824     $  1,395,190
      INSCORP                                  933,856          931,726
      Unallocated                               18,335           13,586
                                          ------------     ------------
      Total assets                        $  2,302,015     $  2,340,502
                                          ============     ============


                                              2003             2002
                                          ------------     ------------
      Total revenues:
      Trenwick America Re                 $     81,662     $     84,910
      INSCORP                                   42,113           31,335
      Unallocated                                  210              133
                                          ------------     ------------
      Total revenues                      $    123,985     $    116,378
                                          ============     ============

      Net income (loss):
      Trenwick America Re                 $     (1,014)    $       (123)
      INSCORP                                    1,734            2,491
      Unallocated interest expense
        and subsidiary preferred
        share dividends                         (8,047)          (7,119)
      Other unallocated                            532            1,916
      Change in accounting principle                --          (52,119)
                                          ------------     ------------
      Net loss                            $     (6,795)    $    (54,954)
                                          ============     ============

      Transactions between business segments have been eliminated in consolidation.


Note 3
Amendment to
Senior Notes

      Trenwick America's senior notes, in an outstanding principal amount of $75,000, were initially due April 1, 2003, and pursuant to an amendment are now due August 1, 2003. In connection with the amendment to extend the maturity date, Trenwick America paid interest accrued through April 1, 2003 in the aggregate amount of $2,512 on April 9, 2003. Trenwick America is engaged in continuing discussions with holders of the senior notes with respect to a possible restructuring of the senior notes. Trenwick's agreements entered into in connection with the renewal of its letter of credit facility in December 2002 together with subsequent amendments provided that Trenwick America would replace, refinance or restructure the senior notes by July 15, 2003. Trenwick America does not have sufficient available liquidity to pay the amount due on August 1, 2003 and is uncertain whether it will be able to complete the restructuring by that date if at all.


Note 4
Amendment to
Credit Facility

      During the period since December 31, 2002, Trenwick and the various lending institutions (the "Banks") extending the letter of credit facility to support Trenwick's operations at Lloyd's of London ("Lloyd's") have entered into additional amendments and numerous waivers. These amendments and waivers provide for, among other things, waivers of potential covenant defaults, reductions in certain financial covenants, additional financial reporting, approval of certain employee and other payments, and extension of numerous deadlines imposed under previous amendments, including that to replace, refinance, or restructure Trenwick America's senior notes by March 1, 2003.


Note 5
Underwriting
Activities

      The components of premiums written and earned for the three months ended March 31, 2003 and 2002 are as follows:

                                            2003            2002
                                          ---------       ---------
      Assumed premiums written            $  42,773       $ 102,988
      Direct premiums written                43,452         102,134
                                          ---------       ---------
      Gross premiums written                 86,225         205,122
      Ceded premiums written                (18,961)        (73,126)
                                          ---------       ---------
      Net premiums written                $  67,264       $ 131,996
                                          =========       =========

      Assumed premiums earned             $  87,193       $  80,115
      Direct premiums earned                 88,290          75,406
                                          ---------       ---------
      Gross premiums earned                 175,483         155,521
      Ceded premiums earned                 (57,499)        (56,026)
                                          ---------       ---------
      Net premiums earned                 $ 117,984       $  99,495
                                          =========       =========

Note 6
Accounting
Standards

      Effective January 1, 2002, Trenwick America adopted a new Financial Accounting Standards Board statement which amended the accounting for goodwill and other intangible assets. This new statement suspended systematic goodwill amortization and its implementation required that the remaining goodwill balance of $52,119 at December 31, 2001 be tested for impairment under either market value or cash flow tests. The market value test was performed using the Income Forecast Model, which uses discounted cash flows. Cash flow tests were also performed, and as a result of the tests performed, it was determined that the goodwill was impaired and the entire remaining goodwill balance was charged to operations as of January 1, 2002 as a cumulative effect of an accounting change.


Note 7
Insurance
Regulation

      On May 5, 2003, INSCORP entered into a "letter of understanding" with the New York Insurance Department pursuant to which INSCORP agreed that it would not take any of the following actions without the prior written approval of the Department:


      o Withdraw funds from its bank accounts, or make disbursements or payments outside of the ordinary course of business in amounts exceeding 3% of its aggregate cash and investments.

      o Incur any debt obligation or liability for borrowed money not related directly to the ordinary course of business.

      o     Settle any inter-company balances or pay any dividends.

      o Enter into any new material reinsurance agreement or modify in any material respect any existing material reinsurance agreement other than customary renewals.

      o Add new members to its board of directors other than current senior executive officers of INSCORP or its affiliates without notification to the department.

      o     Change the compensation terms for directors, officers or employees.

      o Pledge or assign any of its assets to secure indebtedness for borrowed money.

      Senior management of Trenwick America has also agreed to meet with the New York Insurance Department, in person or by conference call, with such frequency as may be deemed necessary by the Department to provide updates on the status of Trenwick America and any changes in the status of INSCORP. INSCORP is also required to provide to the New York Insurance Department a monthly financial statement consisting of a balance sheet and income statement within 45 days following the end of such month. The above described terms will remain in effect until such time as the New York Insurance Department provides INSCORP written notice of its release or the agreement is superceded by administrative or court order.

MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting Trenwick America Corporation's results of operations for the three months ended March 31, 2003 and 2002. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick America Corporation contained in this filing as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick America Corporation for the year ended December 31, 2002.

Overview

Trenwick America Corporation ("Trenwick America") is a Delaware holding company headquartered in Stamford, Connecticut whose principal subsidiaries underwrote specialty insurance and reinsurance.

In 2002, Trenwick conducted several strategic reviews of its operations in light of its capital constraints and determined that it was necessary for Trenwick to reduce its operating leverage by reducing premium volumes to a level more commensurate with its capital base and to concentrate its limited financial resources on its core franchise and business, treaty reinsurance, where it would be able to write reinsurance based on direct or indirect financial support. As a result, Trenwick voluntarily placed into runoff its specialty program business formerly operated through its subsidiary, Canterbury Financial Group, Inc., effective October 30, 2002.

Trenwick America's treaty reinsurance business, formerly written through its subsidiary, Trenwick America Reinsurance Corporation ("Trenwick America Re"), has been limited since November 2002 to providing, through an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company (together, "Chubb"), treaty reinsurance to insurers of property and casualty risks. Since inception in November 2002, Trenwick America underwrote approximately $128 million of reinsurance under the facility. Trenwick announced on April 15, 2003 that it would cease underwriting reinsurance business under the Chubb facility. Trenwick will continue to be entitled to the economic benefits of existing business under the facility, subject to the terms and conditions of the facility. Trenwick America's ability to write reinsurance business under the facility was severely constrained by its financial condition and concerns arising with respect to its ongoing stability. As a result, Trenwick America ceased underwriting activities under the facility in order to reduce Trenwick America's costs. The effect of this cessation is that Trenwick America Re is now in runoff. Trenwick America will continue to service and pay claims for all business previously written through Trenwick America Re outside of the Chubb facility and will jointly adjust and settle with Chubb any claims arising under the business written under the Chubb facility, subject to Chubb's final authority.

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

Unpaid Claims and Claims Expenses

Claims and claims expenses are recorded as incurred, at management's best estimate, in order to match claims and claims expense costs with premiums over the contract periods. The amount provided for unpaid claims and claims expenses consists of any unpaid reported claims and claims expenses and estimates for incurred but not reported claims and claims expenses, net of estimated salvage and subrogation. The estimates for claims and claims expenses incurred but not reported were developed based on historical claims and claims expense experience and an actuarial evaluation of expected claims and claims expense experience. Workers' compensation indemnity liabilities that are considered fixed and determinable are discounted using an interest rate of 3.5%. Reserves for unpaid claims and claims expenses, by their very nature, do not represent an exact calculation of the liability and, while Trenwick America has established reserves equal to the current best estimate of ultimate losses, there remains a likelihood that further changes in such claim estimates, either upward or downward, will occur in the future. Adjustments to previously reported reserves for unpaid claims and claims expenses are considered changes in estimates for accounting purposes and are reflected in the income statement in the period in which the adjustment becomes known.

Unpaid claims and claims expenses are recorded based on actuarial estimates of losses inherent in that period's claims, including losses for which claims have not yet been reported. Estimates of unpaid claims and claims expenses rely on actuarial observations of ultimate loss experience for similar historical events. Historical insurance industry experience indicates that a high degree of inherent variability exists in assessing the ultimate amount of losses under short-duration property and casualty contracts. This inherent variability is particularly significant for liability-related exposures, including latent claims issues (such as asbestos and environmental related coverage disputes), because of the extended period of time, often many years, that transpires between when a given claim event occurs and the ultimate full settlement of such claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to coverage often being provided on an "excess-of-loss" basis and the resulting time lags in receiving current claims data. Additionally, the uncertainty is increased as a result of the diversity of development patterns among different types of reinsurance and the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. Other items that have been considered in determining reserves but may develop differently than currently estimated include:

      o Claims against insured financial services companies for certain types of practices including alleged misallocations of shares in initial public offerings;

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

      o Reinsurance collectibility - Trenwick America reviews and monitors its reinsurance recoverables from its reinsurers and makes provision for uncollectible reinsurance as appropriate. However, given the magnitude of reinsurance recoverables, $673 million at March 31, 2003, Trenwick America has a significant exposure to collectibility issues.

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

Reinsurance Recoverable Balances

Trenwick America purchases reinsurance to reduce its exposure on individual risks, catastrophic losses and other large losses. Trenwick America estimates the amount of uncollectible receivables from its reinsurers each period and establishes an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the creditworthiness of Trenwick America's reinsurers, and other relevant information. Estimates of uncollectible reinsurance amounts are reviewed quarterly, and changes are recorded in the period they become known. A significant change in the level of uncollectible reinsurance amounts would have a significant effect on Trenwick America's results of operations and financial position.

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

Testing for impairment of investments also requires significant management judgment. The identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary are the key judgment elements. The discovery of new information and the passage of time can significantly change these judgments. Revisions of impairment judgments are made when new information becomes known, and any resulting impairment adjustments are made at that time. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potentially impaired assets. Trenwick America seeks to match the maturities of invested assets with the payment of expected liabilities. By doing this, Trenwick America attempts to make cash available as payments become due. If a significant mismatch of the maturities of assets and liabilities were to occur and Trenwick America had to liquidate investments prior to their maturity, it may incur realized losses and the effect on Trenwick America's results of operations could be significant.

Deferred Income Taxes

Deferred income tax assets and liabilities are computed based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates in effect for the year in which the differences are expected to reverse. FASB Statement No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Due to Trenwick America's cumulative losses generated in recent years and uncertainties as to the amount of taxable income to be generated in future years, as of December 31, 2002, Trenwick America could not support the future realizability of its net deferred tax asset. The effects of this determination on Trenwick America's results from operations were significant. As of March 31, 2003, Trenwick America maintained a valuation allowance equal to the full amount of its net deferred tax asset.

Results of Operations - Three Months Ended March 31, 2003 and 2002

Trenwick America's net loss of $6.8 million in the three months ended March 31, 2003 represented a $48.2 million improvement from the net loss of $55.0 million recorded in the three months ended March 31, 2002. The 2003 results included adverse development in prior accident years as well as increased legal and other fees related to Trenwick America's ongoing restructuring efforts, while the 2002 quarter included additional underwriting losses incurred related to prior accident years combined with the writedown of goodwill resulting from the Trenwick/LaSalle business combination, recorded as a cumulative effect of a change in accounting principles.

Underwriting income (loss)

Trenwick America produced an underwriting loss of $4.3 million in the first quarter of 2003 compared to an underwriting loss of $14.2 million in the first quarter of 2002. Details of underwriting income and loss are produced below:


                                         2003           2002          Change
                                      ----------     ----------     ----------
                                                   (in thousands)
Net premiums earned                   $  117,984     $   99,495     $   18,489
                                      ----------     ----------     ----------
Claims and claims expenses incurred       84,516         77,202          7,314
Acquisition costs and underwriting
  expenses                                37,746         36,495          1,251
                                      ----------     ----------     ----------
Total expenses                           122,262        113,697          8,565
                                      ----------     ----------     ----------
Net underwriting loss                 $   (4,278)    $  (14,202)    $    9,924
                                      ==========     ==========     ==========

Loss ratio                                  71.6%          77.6%          (6.0)%
Underwriting expense ratio                  32.0%          36.7%          (4.7)%
Combined ratio                             103.6%         114.3%         (10.7)%

The underwriting loss of $4.3 million in 2003 represented a $9.9 million improvement compared to the underwriting loss of $14.2 million in 2002. The improvement in the underwriting loss was primarily due to a greater than expected increase in premiums related to the specialty program insurance business following the decision to place this business in runoff. This improvement was offset by prior year adverse development recorded on the treaty reinsurance business.

Premiums written

Gross premiums written for 2003 were $86.2 million compared to $205.1 million for the three months ended March 31, 2002, a decrease of $118.9 million or 58.0%. Details of gross premiums written are provided below:

                                      2003         2002        Change
                                   ----------   ----------   ----------
                                              (in thousands)
Trenwick America Re                $   42,744   $  102,807   $  (60,063)
INSCORP                                43,481      102,315      (58,834)
                                   ----------   ----------   ----------
Gross premiums written             $   86,225   $  205,122   $ (118,897)
                                   ==========   ==========   ==========

The decrease in Trenwick America Re's gross written premium of $60.1 million from the first quarter of 2002 was attributable to the current financial condition of Trenwick America which prevented Trenwick America Re from writing any new business outside of that written through the Chubb underwriting facility. The decrease in INSCORP's gross premiums was due to Trenwick America's decision to cease underwriting specialty program insurance effective October 30, 2002.

Premiums earned

Net premiums earned for the three months ended March 31, 2003 were $118.0 million compared to $99.5 million for 2002.

                                            2003          2002         Change
                                         ---------     ---------     ---------
                                                     (in thousands)
Gross premiums written                   $  86,225     $ 205,122     $(118,897)
Change in gross unearned premiums           89,258       (49,601)      138,859
                                         ---------     ---------     ---------
Gross premiums earned                      175,483       155,521        19,962
                                         ---------     ---------     ---------

Gross premiums ceded                       (18,961)      (73,126)       54,165
Change in ceded unearned premiums          (38,538)       17,100       (55,638)
                                         ---------     ---------     ---------
Ceded premiums earned                      (57,499)      (56,026)       (1,473)
                                         ---------     ---------     ---------
Net premiums earned                      $ 117,984     $  99,495     $  18,489
                                         =========     =========     =========

Gross premiums ceded for the three months ended March 31, 2003 were $18.9 million compared to $73.1 million for the same period in 2002. The decrease in gross premiums ceded of $54.2 million was primarily due to the placement of Trenwick America's insurance and reinsurance segments into voluntary runoff as previously discussed.

Claims and claims expenses

Claims and claims expenses for the three months ended March 31, 2003 were $84.5 million, an increase of $7.3 million compared to claims and claims expenses of $77.2 million for the three months ended March 31, 2002. The increase in claims and claims expenses in the first quarter of 2003 includes deterioration in indicated loss ratios in the 1999-2001 accident years on the Trenwick America Re's and INSCORP's segments of approximately $14.3 million and $2.3 million, respectively.

Underwriting expenses
                                       2003          2002         Change
                                     --------      --------      --------
                                                (in thousands)
Policy acquisition costs             $ 33,258      $ 31,374      $  1,884
Underwriting expenses                   4,488         5,121          (633)
                                     --------      --------      --------
Total underwriting expenses          $ 37,746      $ 36,495      $  1,251
                                     ========      ========      ========
Underwriting expense ratio               32.0%         36.7%         (4.7)%
                                     ========      ========      ========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for 2003 increased by $1.3 million compared to underwriting expenses for the three months ended March 31, 2002, commensurate with the increase in premiums earned. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, were 32.0% for the three months ended March 31, 2003 compared to 36.7% for the same period in 2002. The decrease in the underwriting expense ratio occurred principally because of decreasing acquisition costs related to improved terms and conditions due to the hardening of the market combined with a decrease in overhead costs.

Underwriting expenses for the three months ended March 31, 2003 as a percentage of earned premium was 3.8%, a decrease of 1.3% from 5.1% for the same period in 2002.

Net Investment Income
                                     2003             2002            Change
                                  ----------       ----------       ----------
                                                 (in thousands)
Average invested assets           $1,072,488       $1,177,188       $ (104,700)
Average annualized yields               4.24%            6.26%           (2.02)%
Investment income - portfolio         11,355           18,413           (7,058)
Investment expenses                   (3,044)          (3,557)             513
                                  ----------       ----------       ----------
Net investment income             $    8,311       $   14,856       $   (6,545)
                                  ==========       ==========       ==========

Net investment income for the three months ended March 31, 2003 was $8.3 million compared to $14.8 million for the same period in 2002. The decrease in net investment income in the first quarter of 2003 is due to an overall decline in market yields during the quarter combined with a decrease in average invested assets. Investment expense for each of the first quarters of 2003 and 2002 includes interest expense on funds withheld of $2.4 million and $2.9 million, respectively, under the terms of stop loss reinsurance agreements purchased by Trenwick America Re prior to 2001.

Net Realized Gains

Net realized losses on investments were $0.2 million during the three months ended March 31, 2003, consistent with net realized losses for the three months ended March 31, 2002.

Other income (expense)

Trenwick America recorded other expenses of $2.0 million for the quarter ended March 31, 2003 as compared to other income of $2.2 million for the same period in 2002. The majority of the decrease in this line item relates to the $3.0 million of fronting fees incurred in the first quarter of 2003 related to the underwriting facility with Chubb Re. Additionally, the decrease can be attributed to a decrease in equity in net earnings of investees as a result of Trenwick America's sale of its ownership in one of its managing general agencies at the end of 2002 as a result of the runoff status of its specialty program insurance.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2003 were $1.5 million, an increase of $0.8 million as compared to $0.7 million incurred during the same period in 2002. The increase in 2003 is primarily the result of the inclusion of $1.2 million of non-recurring legal and advisory fees related to Trenwick America's ongoing efforts to restructure its outstanding indebtedness.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends were $8.1 million for the first quarter of 2003, an increase of $1.0 million from the same period in 2002. The increase in 2003 resulted from the inclusion of $3.7 million in interest expense on a loan from Trenwick America's parent, which was repaid during the quarter. This increase was offset in part by a $2.2 million decrease in interest in Trenwick America's term loan facility, which was repaid during the second quarter of 2002.

Foreign Currency Gains (Losses)

Trenwick America recorded foreign currency gains of $0.2 million for the three months ended March 31, 2003, compared to foreign currency losses of $1.0 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

Trenwick America is a holding company whose principal assets are its investments in the common stock of its operating subsidiaries. As a holding company, Trenwick America's principal source of ongoing funding consists of permissible dividends, tax allocation payments and other statutorily permissible payments from its operating subsidiaries. Trenwick America's ability to generate operating capital is limited and its ability to meet its obligations is dependent upon funding from its operating subsidiaries. There is substantial uncertainty as to what amount of future funds it will receive from its operating subsidiaries. Trenwick America's principal use of cash has been operating expenses, repayment of loans to affiliates as well as to service its debt obligations. Trenwick America's operating subsidiaries receive cash from premiums, investment income and proceeds from sales and maturities of portfolio investments. They utilize cash to pay claims, purchase their own reinsurance protections, meet operating and capital expenses and purchase investment securities.

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

On May 5, 2003 INSCORP entered into a "letter of understanding" with the New York Insurance Department pursuant to which, among other things, INSCORP is prohibited from paying any dividends, ordinary or extraordinary, without the prior written approval of the New York Insurance Department.

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

Cash used in Trenwick America's operating activities for the three months ended March 31, 2003 was $35.9 million compared to cash used by Trenwick America's operating activities of $14.9 million in the comparable period of 2002. The increase in cash used in operations was due primarily to a significant increase in claims and claims expenses paid in 2003 over 2002 Net cash provided by financing activities during the three months ended March 31, 2003 was $3.5 million compared to cash used for financings of $3.3 million in the three months ended March 31, 2002.

Financings, Financing Capacity and Capitalization

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

On October 18, 2002, A.M. Best Company lowered the financial strength ratings of Trenwick, Trenwick America and Trenwick Holdings' operating subsidiaries below "A-". The lowered A.M. Best Company ratings constituted an event of default under the credit agreement. In addition, increases in Trenwick's reserves for unpaid claims and claims expenses and the establishment of a Trenwick America deferred tax asset valuation allowance in the third quarter of 2002 resulted in violations of the financial covenants in the credit agreement requiring

Trenwick, Trenwick America and Trenwick Holdings to maintain a minimum tangible net worth and minimum risk-based capital. On November 13, 2002, Trenwick, Trenwick America, Trenwick Holdings and the Banks executed a forbearance agreement with respect to the events of default arising from the lowered A.M. Best Company ratings and financial covenant violations.

Subsequently, an amendment and waiver of default under the credit agreement and amendments to the guaranty agreement were entered into on December 24, 2002 (the "December Amendments"). The December Amendments extended the letter of credit facility through December 31, 2003 to support Trenwick's underwriting operation at Lloyd's for the 2003 year of account. To those Banks extending their letters of credit, Trenwick, Trenwick America and Trenwick Holdings agreed to pay a 5% per annum cash letter of credit fee, issue pay-in-kind notes bearing interest at LIBOR plus 2.5% per annum to evidence an additional 3.16% per annum letter of credit fee, issue warrants equal to 10% of Trenwick's fully diluted equity capital, and pay 15% of the profits earned by Trenwick and its subsidiaries for the 2002 and 2003 Lloyd's years of account. In addition, Trenwick, Trenwick America and Trenwick Holdings agreed to provide the Banks a security interest in all of their respective equity interests in, and the assets and property of, their direct and indirect subsidiaries as additional collateral for the Banks, and to cause the subsidiaries to provide a guaranty to the Banks subject to applicable laws and regulations and certain existing contractual rights of holders of other indebtedness. On April 25, 2003, Trenwick issued to the Banks an aggregate of 3,678,686 warrants to purchase common stock, representing 10% of the fully diluted equity capital of Trenwick as of such date. The warrants have a term of eight years from the date of issuance or have an exercise price of $0.19 per share.

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

If there is an event of default under the credit agreement, including as a result of Trenwick failing to collateralize the letters of credit as described above, or if there is an event of default under other outstanding indebtedness of Trenwick or its subsidiaries, including under the senior notes of Trenwick America resulting in a cross default under the credit agreement, Trenwick, Trenwick America and Trenwick Holdings may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the credit agreement and the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's, Trenwick America's or Trenwick Holdings' financial statements for any future event of default. If the potential future events of default are not waived, there is substantial doubt as to Trenwick America's ability to continue as a going concern and Trenwick and/or one or more of its subsidiaries, including Trenwick America, may be forced to seek protection from creditors through proceedings commenced in Bermuda and other jurisdictions including the United States. In addition, at any time one or more of the insurance regulatory authorities having jurisdiction over Trenwick's, Trenwick America's and Trenwick Holdings' insurance company subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick, Trenwick America and Trenwick Holdings or their subsidiaries may commence proceedings against Trenwick or its unregulated subsidiaries, including Trenwick America, seeking their liquidation.

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

Through December 31, 2002, Trenwick America had recorded a significant amount of adverse development related to the subject business, and as a result, the carrying value of the contingent interest notes was reduced to the minimum principal value of $1 million plus accrued interest, which is the present value of the amount expected to be paid at maturity. The contingent interest notes will continue to accrue interest at a rate of 8% per year. The contingent interest notes contain covenants which relate to the maintenance of certain records and limitations on certain indebtedness. At March 31, 2003, Trenwick America was in compliance with these covenants.

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

Because Trenwick's operations are conducted through its operating subsidiaries, Trenwick is dependent upon the ability of its operating subsidiaries to transfer funds, principally in the form of cash dividends, tax reimbursements and other statutorily permissible payments. In addition to general legal restrictions on payments of dividends and other distributions to shareholders applicable to all corporation, Trenwick's insurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate that, among other things, restrict the amount of dividends and other distributions that may be paid to their parent corporations without prior approval by the insurance regulatory authorities. Moreover, Trenwick has entered into letter agreements with the insurance departments of the state of Connecticut and New York which restrict Trenwick America Re and INSCORP from taking certain actions such as paying dividends or disposing of assets. As previously discussed, the December Amendments to Trenwick's letter of credit facility prohibit Trenwick and its subsidiaries from declaring or paying any dividends (including on Trenwick's common and preferred shares, the preferred shares of LaSalle Re Holdings and the capital securities issued by Trenwick Capital Trust I). The amendments also prohibit Trenwick from making certain payments without the Banks' approval.

Accounting Standards

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

                           FUTURE BUSINESS OPERATIONS


The future operations of Trenwick America and its financial results are likely to differ materially from those of 2002 and prior years as Trenwick has placed into runoff several of its operations, from which a significant portion of its reserve in 2002 and prior years were derived. Moreover, Trenwick may be required to dispose of one or all of its operating units in order to satisfy its obligations to creditors and regulatory requirements or take further action to reduce the costs of ongoing operations. In addition, under the terms of Trenwick America's agreements with the Banks, and particularly under the December Amendments, Trenwick America and its subsidiaries are subject to financial and operational restrictions which limit Trenwick America's flexibility to pursue business and strategic alternatives. These restrictions will apply so long as Trenwick America has unpaid reimbursement obligations to the Banks with respect to the letters of credit.

The result of the foregoing is that the future operations of Trenwick America, at least in the next several years, are likely to consist substantially of the sale, or management in runoff, of some or all of its existing insurance and reinsurance businesses including administration of claims, regulatory reporting, settlement of reinsurance agreements (including commutations thereof where appropriate), cash and investment management and related matters. The costs involved in such operations are likely to differ significantly from those of prior years, where a significant portion of the operating costs related to underwriting, marketing and securing reinsurance for new business. The reimbursement of costs as they relate directly to the insurance entities themselves will be subject to review by regulatory authorities which may challenge these costs or impose other restrictions with respect to the runoff including the provision of an acceptable runoff plan. Adverse loss developments or weakness in reinsurance recoveries, among other factors, could significantly and negatively impact the success of any runoff. It is unlikely that any amounts will be available to the creditors or equity holders of the direct and indirect parent companies of any regulated insurance subsidiary of Trenwick until such time as the regulator having jurisdiction over such subsidiary has been assured of the solvency of such entity, which may require several years if achievable at all. It is possible that one or more of Trenwick America's insurance company subsidiaries may be placed under the control of the regulatory body with jurisdiction over such entity, voluntarily or involuntarily, through rehabilitation, liquidation or other proceedings.

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

As a result of the September 11, 2001 terrorist attacks, LaSalle Re incurred large catastrophe losses that enabled Trenwick Group Ltd. to exercise its rights under a catastrophe equity put option with European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company ("European Re"). In this transaction, Trenwick Group Ltd. issued Series B convertible preferred shares to European Re for a purchase price of $40 million. These Series B shares are convertible into Trenwick Group Ltd. common shares upon the occurrence of certain events, including Trenwick Group Ltd.'s failure to maintain a net worth (as defined) under generally accepted accounting principles of $225 million. Trenwick Group Ltd.'s net worth is below $225 million, and a net worth conversion event has occurred. European Re is able to convert the Series B Shares into common shares upon not less than 60 trading days notice to Trenwick Group Ltd., and in the event of such conversion, substantial dilution to existing common shareholders of Trenwick Group Ltd. will occur. As of December 31, 2002, the Series B Shares would be settled upon conversion with approximately 12.2 million common shares, or 33% of Trenwick's common shares, based on the year end figures for 2002. Trenwick has recently been notified by European Re that European Re believes Trenwick's calculation of the number of common shares to be received upon conversion of the Series B Preferred Shares is erroneous and that under European Re's interpretation of the documentation the Series B Preferred Shares would have been entitled to convert into approximately
48.1 million shares, or 56.6% of the common shares, based on the year end figures for 2002. Trenwick believes its calculation is correct but intends to discuss this issue with European Re. If European Re converts its Series B Preferred Shares, there would be substantial dilution to the holders of the common shares, and this conversion could result in European Re obtaining control of Trenwick, and therefore Trenwick America, subject to compliance with applicable insurance law and regulation.

We are a holding company and substantially all of our assets are held in our insurance company subsidiaries. These assets are generally unavailable to pay the debts of the holding company and there is substantial uncertainty as to whether we will ultimately receive any value from our insurance company subsidiaries.

We are a holding company with no material assets other than the stock of our operating subsidiaries. Our ability to meet our debt and securities obligations and our ability to pay dividends to our shareholders will be dependent on the earnings and cash flows of our subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to us. Payment of dividends and advances and repayments from our operating insurance company subsidiaries are regulated by state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. We are required to maintain specified minimum levels of capital and surplus and risk-based capital at our insurance subsidiaries, which could restrict their ability to pay us dividends, even if the dividends were permitted by relevant insurance laws and regulations. We do not expect the majority of our operating subsidiaries will be able to pay dividends or advance or repay any funds to us in the foreseeable future, which would prevent us from making payments on our debt or securities obligations

We are in discussions with insurance regulators concerning capital impairment and other issues relating to our insurance company subsidiaries, and these regulators may institute supervision, rehabilitation, conservation or liquidation proceedings with respect to these subsidiaries.

We have been engaged in discussions with the insurance regulators of the jurisdictions in which our insurance company subsidiaries are domiciled. We have been required to restrict our Connecticut and New York insurance company subsidiaries from taking certain actions such as paying dividends or disposing of assets, and we have been required to submit a plan of action to eliminate the statutory capital impairment at our New York insurance company subsidiary. Trenwick America has also been notified by the New York Insurance Department ("NYID") that, in the NYID's view, approximately $26 million in loans made to Trenwick America by INSCORP in 2002 were in contravention of New York regulatory requirements. As a result, INSCORP and Trenwick America may be the subject of regulatory action brought by the NYID. Each of these regulators, as well as the State of North Dakota, may act independently of one another with respect to the insurance company domiciled in its jurisdiction. The insolvency of any of the insurance company subsidiaries or any action by an insurance regulator, such as the commencement of voluntary or involuntary supervision, rehabilitation, conservation or liquidation proceedings with respect to one of these companies, could precipitate additional actions by the other insurance regulators. In the event of any such proceedings, it is unlikely that the assets of the insurance companies will be available to satisfy each others' liabilities, or the liabilities of Trenwick.

Our financial strength ratings have been significantly downgraded or withdrawn by Standard & Poor's, Moody's Investor Services and Fitch.

Our financial strength and other ratings have been downgraded significantly by Standard & Poor's and Fitch and have been withdrawn by Moody's Investor Services. These downgrades and withdrawal generally reflect the ratings services' views that our business prospects and financial flexibility are very limited and their substantial doubt as to our ability to restructure our senior debt. In addition, these downgrades significantly and negatively affect our ability to raise capital and to negotiate favorable terms in restructuring our debt.

Our insurance company subsidiaries have ceased to write substantially all new business and are in runoff.

We have placed our specialty program insurance and treaty reinsurance businesses into runoff, therefore little or no new business is being written. Our objective is to maximize the economic value of the runoff through effective claims settlement, commutation of assumed obligations where appropriate, collection of reinsurance recoverables and effective cash management. While it is possible that some positive economic value may result over time from the runoff of this operation, we do not expect them to contribute significantly to our revenue or results of operations and there are significant uncertainties that could if realized adversely affect our ability to continue a solvent runoff of this operation. Trenwick has historically not operated in runoff and may not have internal expertise, or may not be able to retain external support such as experienced consultants, to do so effectively.

Our ability to attract and retain key management personnel has been negatively affected.

We have experienced the loss of several senior executive officers in the last nine months. A number of executive positions at Trenwick and its subsidiaries, including Trenwick's Acting Chief Executive Officer and its Chief Actuary, are now being filled by consultants under short term arrangements. Our ability to operate our business has been, and will continue to be, dependent on our ability to retain the services of our existing key senior executive officers and to attract and retain additional qualified personnel in the future as employees and consultants. The loss of the services of any of our key executive officers or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. Our financial situation and that of our subsidiaries has made it and likely will continue to make it difficult to retain key employees.

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

In 2002 we increased our loss reserves for unpaid claims and claims expenses by $229.4 million. The reserve increases reflect a reassessment of our reserves in light of recent reported loss activity trends across our major business groups.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. To the extent actual claims continue to exceed our expectations, we will be required to immediately recognize the less favorable experience. This could cause a material increase in our liabilities and a reduction in our profitability, including an operating loss and reduction of capital in the period in which such action occurs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Trenwick America reviewed the change in its exposure to market risks since December 31, 2002. In addition, the components of its investment holdings and its risk management strategy and objectives have not materially changed. Therefore, Trenwick America believes that the potential for loss in each market risk sector described in its Annual Report on Form 10-K for the year ended December 31, 2002 has not materially changed.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, Trenwick America carried out an evaluation, under the supervision and with the participation of our management, including the Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the Acting Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to be filed with the Securities and Exchange Commission. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and reports on Form 8-K

        (a)   Exhibits

            10.1 Fifth Amendment to the Credit Agreement, dated as of January 16, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to Trenwick America Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

            10.2 Fifth Amendment and Consent to the Holdings Guaranty, dated as of January 16, 2003, among Trenwick Group, Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.2 to Trenwick America Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

            10.3 Agreement, dated January 28, 2003, between James F. Billett and Trenwick Group Ltd. Incorporated by reference to Exhibit
                  99.3 to Trenwick America

                  Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

            10.4 Sixth Amendment and Waiver to the Credit Agreement, dated as of January 27, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.4 to Trenwick America Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

            10.5 Sixth Amendment and Consent to the Holdings Guaranty, dated as of January 27, 2003, among Trenwick Group Ltd. and the lending institutions form time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.5 to Trenwick America Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

            10.6 Seventh Amendment and Waiver to the Credit Agreement, dated as of March 7, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.6 to Trenwick America Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

            10.7 Seventh Amendment to the Holdings Guaranty, dated as of March 7, 2003, among Trenwick Group Ltd. and the lending institutions form time to time party to the Credit Agreement. Incorporated by reference to Exhibit 99.7 to Trenwick America Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

            10.8 Fourth Waiver to the Credit Agreement, dated as of March 14, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.8 to Trenwick America Corporation's Current Report on Form 8-K, filed on March 18, 2003 (File No. 0-31967).

            10.9 Fifth Waiver to the Credit Agreement, dated as of March 21, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to Trenwick America Corporation's Current Report on Form 8-K, filed on April 10, 2003. (File No. 0-31967)

            10.10 Eighth Amendment to the Holdings Guaranty, dated as of March
                  24, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.2 to Trenwick America

                  Corporation's Current Report on Form 8-K, filed on April 10, 2003. (File No. 0-31967)

            10.11 Eighth Amendment and Waiver to the Credit Agreement, dated as of March 28, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to
                  Exhibit 99.3 to Trenwick America Corporation's Current Report on Form 8-K, filed on April 10, 2003. (File No. 0-31967)

            10.12 Ninth Amendment to the Holdings Guaranty, dated as of March
                  28, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.4 to Trenwick America Corporation's Current Report on Form 8-K, filed on April 10, 2003. (File No. 0-31967)

            10.13 Ninth Amendment and Waiver to the Credit Agreement, dated as of April 8, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.5 to Trenwick America Corporation's Current Report on Form 8-K, filed on April 10, 2003. (File No. 0-31967)

            10.14 Tenth Amendment and Consent to the Holdings Guaranty, dated as of April 8, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.6 to Trenwick America Corporation's Current Report on Form 8-K, filed on April 10, 2003. (File No. 0-31967)

            10.15 Eleventh Amendment and Consent to the Holdings Guaranty, dated as of April 16, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement.*

            10.16 Agreement between the New York Insurance Department and The
                  Insurance Corporation of New York dated May 5, 2003.*

            99.1  Certification of Acting Chief Executive Officer.*

            99.2  Certification of Chief Financial Officer.*

      * Filed herewith

      (b)   Reports on Form 8-K

Trenwick America filed Current Reports on Form 8-K on the following dates during the first quarter of 2003:

      March 18, 2003, reporting (a) certain amendments to Trenwick's credit agreement and related guaranty, (b) Trenwick's delivery of notice to the holder of Trenwick's Series B

      Cumulative Perpetual Preferred Shares that Trenwick's GAAP net worth had fallen below $225 million and that a Net Worth Conversion Event would occur on April 21, 2003 if Trenwick's GAAP net worth did not equal or exceed $225 million on or before such date, (c) certain risk-based capital
      (RBC) and statutory capital impairment issues relating to Trenwick's subsidiaries Trenwick America Reinsurance Corporation and The Insurance Corporation of New York, and discussions with the insurance departments of Connecticut and New York relating thereto, (d) the receipt by Trenwick of notice from the New York Stock Exchange of the potential suspension from trading and delisting of Trenwick's common shares and the Series A Preferred Shares of LaSalle Re Holdings Limited and (e) the contribution of the Oak Entities to LaSalle Re Limited.

      March 21, 2003, reporting the suspension from trading and delisting by the New York Stock Exchange of the common shares of Trenwick and the Series A Preferred Shares of LaSalle Re Holdings Limited.

                          Trenwick America Corporation
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 15, 2003            By: /s/ W. Marston Becker
                                  -------------------------------------
                                  Name: W. Marston Becker
                                  Title: Acting Chairman and
                                         Acting Chief Executive Officer



Date:  May 15, 2003           By: /s/ Alan L. Hunte
                                  -------------------------------------
                                  Name: Alan L. Hunte
                                  Title: Executive Vice President and
                                         Chief Financial Officer

                 CERTIFICATION OF ACTING CHIEF EXECUTIVE OFFICER

I, W. Marston Becker, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Trenwick America Corporation (the "Registrant");

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

      b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

      /s/ W. Marston Becker
      ------------------------------
      W. Marston Becker
      Acting Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Alan L. Hunte, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Trenwick America Corporation (the "Registrant");

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

      b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

       /s/ Alan L. Hunte
      ------------------------------
      Alan L. Hunte
      Executive Vice President and
      Chief Financial Officer