Form 10-Q
period 2003-06-30
TRENWICK AMERICA CORP
filed 2003-08-25
CIK 1127783

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-Q

                                    --------

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                           Shares Outstanding
Description of Class                       as of August 20, 2003
--------------------                       ---------------------
Common Stock - $1.00 par value                     100

                          TRENWICK AMERICA CORPORATION
                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
ITEM 1. Unaudited Consolidated Financial Statements
        Consolidated Balance Sheet
        June 30, 2003 and December 31, 2002 ...........................    1

        Consolidated Statement of Operations, Comprehensive Income and Changes in Common Stockholder's Equity
        Three and Six Months Ended June 30, 2003 and 2002 .............    2

        Consolidated Statement of Cash Flows
        Three and Six Months Ended June 30, 2003 and 2002 .............    3

        Notes to Unaudited Consolidated Financial Statements ..........    4

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .........................................   10

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ....   32

ITEM 4. Controls and Procedures .......................................   32

                           PART II - OTHER INFORMATION

ITEM 1. Legal proceedings .............................................   33

ITEM 2. Changes in Securities and Use of Proceeds .....................   33

ITEM 3. Defaults Upon Senior Securities ...............................   33

ITEM 4. Submission of Matters to a Vote of Security Holders ...........   33

ITEM 5. Other Information .............................................   33

ITEM 6. Exhibits and Reports on Form 8-K ..............................   33

Signatures ............................................................   37

                          Trenwick America Corporation
                           Consolidated Balance Sheet
            (Amounts expressed in thousands of United States dollars)
                       June 30, 2003 and December 31, 2002

                                                                       (Unaudited)
                                                                           2003           2002
                                                                       -----------    -----------
ASSETS
Debt securities available for sale, at fair value                      $   986,938    $   636,660
Equity securities, at fair value                                             8,707          8,849
Cash and cash equivalents                                                   92,689        450,340
Accrued investment income                                                    9,562          8,436
Premiums receivable                                                        145,231        190,617
Reinsurance recoverable balances, net                                      682,578        641,176
Prepaid reinsurance premiums                                                40,293         97,647
Deferred policy acquisition costs                                           32,772         63,167
Due from parent and affiliates                                              53,515         62,828
Security deposit held by Chubb                                              50,724         50,207
Other assets                                                                87,290        130,575
                                                                       -----------    -----------
Total assets                                                           $ 2,190,299    $ 2,340,502
                                                                       ===========    ===========

LIABILITIES
Unpaid claims and claims expenses                                      $ 1,661,364    $ 1,640,063
Unearned premium income                                                    157,856        324,718
Reinsurance balances payable                                                30,023         48,213
Indebtedness                                                                76,784         76,498
Due to affiliates                                                           24,213         21,435
Other liabilities                                                           98,756         46,790
                                                                       -----------    -----------
Total liabilities                                                        2,048,996      2,157,717
                                                                       -----------    -----------

MINORITY INTEREST
Mandatorily redeemable preferred capital securities of
  subsidiary trust holding solely junior subordinated
  debentures of Trenwick America Corporation                                87,064         87,032
                                                                       -----------    -----------

COMMON STOCKHOLDER'S EQUITY
Common stock and additional paid in capital                                298,877        298,877
Retained earnings (accumulated deficit)                                   (278,799)      (218,892)
Accumulated other comprehensive income                                      34,161         15,768
                                                                       -----------    -----------
Total common stockholder's equity                                           54,239         95,753
                                                                       -----------    -----------
Total liabilities, minority interest and common stockholder's equity   $ 2,190,299    $ 2,340,502
                                                                       ===========    ===========

The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
         Consolidated Statement of Operations, Comprehensive Income and
               Changes in Common Stockholder's Equity (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                Three and Six Months Ended June 30, 2003 and 2002

                                                            Three Months                 Six Months
                                                      ------------------------    ------------------------
                                                         2003          2002          2003          2002
                                                      ----------    ----------    ----------    ----------
REVENUES
Net premiums earned                                   $  109,945    $  118,354    $  227,929    $  217,849
Net investment income                                     10,089        14,476        18,400        29,332
Net realized investment losses                              (425)       (1,342)         (659)       (1,522)
Other income (expenses)                                  (20,873)        1,255       (22,948)        3,462
                                                      ----------    ----------    ----------    ----------
Total revenues                                            98,736       132,743       222,722       249,121
                                                      ----------    ----------    ----------    ----------

EXPENSES
Claims and claims expenses incurred                      104,990       103,088       189,506       180,290
Policy acquisition costs                                  34,564        34,959        67,822        66,333
Underwriting expenses                                      4,659         4,638         9,147         9,759
General and administrative expenses                        1,996           731         3,543         1,421
Interest expense and subsidiary preferred
   share dividends                                         4,350         7,664        12,463        14,790
Foreign currency losses                                       54         2,312           221         1,332
                                                      ----------    ----------    ----------    ----------
Total expenses                                           150,613       153,392       282,702       273,925
                                                      ----------    ----------    ----------    ----------

Loss before income taxes and cumulative effect of
   change in accounting principle                        (51,877)      (20,649)      (59,980)      (24,804)
Applicable income taxes (benefit)                          1,235        (7,360)          (73)       (8,680)
                                                      ----------    ----------    ----------    ----------
Loss before cumulative effect of change in
   accounting principle                                  (53,112)      (13,289)      (59,907)      (16,124)
Cumulative effect of change in accounting principle           --            --            --       (52,119)
                                                      ----------    ----------    ----------    ----------
Net loss                                              $  (53,112)   $  (13,289)   $  (59,907)   $  (68,243)
                                                      ==========    ==========    ==========    ==========

COMPREHENSIVE INCOME (LOSS):
Net loss                                              $  (53,112)   $  (13,289)   $  (59,907)   $  (68,243)
                                                      ----------    ----------    ----------    ----------
Other comprehensive income (loss):
  Net unrealized investment gains                         14,443        13,846        15,830         9,477
  Foreign currency translation adjustments                 1,574           604         2,563           590
                                                      ----------    ----------    ----------    ----------
  Total other comprehensive income                        16,017        14,450        18,393        10,067
                                                      ----------    ----------    ----------    ----------
Comprehensive income (loss)                           $  (37,095)   $    1,161    $  (41,514)   $  (58,176)
                                                      ==========    ==========    ==========    ==========

CHANGES IN COMMON
  STOCKHOLDER'S EQUITY:
Common stockholder's equity, beginning of period      $   91,334    $  116,012    $   95,753    $  175,349
Net capital transactions with affiliates                      --       199,523            --       199,523
Comprehensive income (loss)                              (37,095)        1,161       (41,514)      (58,176)
                                                      ----------    ----------    ----------    ----------
Common stockholder's equity, end of period            $   54,239    $  316,696    $   54,239    $  316,696
                                                      ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these statements.

                          Trenwick America Corporation
                Consolidated Statement of Cash Flows (Unaudited)
            (Amounts expressed in thousands of United States dollars)
                Three and Six Months Ended June 30, 2003 and 2002

                                                      Three Months               Six Months
                                                 ----------------------    ----------------------
                                                    2003         2002         2003         2002
                                                 ---------    ---------    ---------    ---------
CASH FROM (FOR) OPERATING  ACTIVITIES            $ (51,522)   $     618    $ (87,454)   $ (14,330)
                                                 ---------    ---------    ---------    ---------

INVESTING ACTIVITIES:
Purchases of debt securities                      (180,565)     (33,590)    (381,107)    (129,113)
Sales of debt securities                            22,899       44,135       51,535       90,211
Maturities of debt securities                       31,933       23,260       55,969       62,385
Sales of equity securities                             113           --          113           --
Effect of exchange rate translation on cash            324         (404)          31         (192)
Additions to premises and equipment                    (60)      (1,112)        (190)      (3,172)
                                                 ---------    ---------    ---------    ---------
 Cash from (for) investing activities             (125,356)      32,289     (273,649)      20,119
                                                 ---------    ---------    ---------    ---------

FINANCING ACTIVITIES:
Issuance (repayment) of indebtedness                    --     (197,841)          --     (197,841)
Indebtedness issuance costs paid                        --           --           --          (88)
Loans to affiliates                                     --       (6,884)       3,452      (10,184)
Capital contributions received                          --      199,523           --      199,523
                                                 ---------    ---------    ---------    ---------
Cash from (for) financing activities                    --       (5,202)       3,452       (8,590)
                                                 ---------    ---------    ---------    ---------

Change in cash and cash equivalents               (176,878)      27,705     (357,651)      (2,801)
Cash and cash equivalents, beginning of period     269,567       98,016      450,340      128,522
                                                 ---------    ---------    ---------    ---------
Cash and cash equivalents, end of period         $  92,689    $ 125,721    $  92,689    $ 125,721
                                                 =========    =========    =========    =========

The accompanying notes are an integral part of these statements.

                          TRENWICK AMERICA CORPORATION
              Notes to Unaudited Consolidated Financial Statements
   (Amounts expressed in thousands of United States dollars except share data)
                Three and Six Months Ended June 30, 2003 and 2002

Note 1
Organization
and Basis
of Presentation

      Organization

      Trenwick America Corporation ("Trenwick America") is a United States holding company whose principal subsidiaries underwrote specialty insurance and reinsurance. Trenwick America's ultimate parent is Trenwick Group Ltd., ("Trenwick") which is a publicly traded Bermuda holding company. As indicated below, on August 20, 2003 Trenwick America, Trenwick and their affiliate, LaSalle Re Holdings Limited, filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code.

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

      Trenwick America's treaty reinsurance business, formerly written through its subsidiary, Trenwick America Reinsurance Corporation ("Trenwick America Re"), has been limited since November 2002 to providing, through an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company (together, "Chubb"), treaty reinsurance to insurers of property and casualty risks. Since inception in November 2002, Trenwick America underwrote approximately $128 million of reinsurance under the facility. Trenwick announced on April 15, 2003 that it would cease underwriting reinsurance business under the Chubb facility. Trenwick will continue to be entitled to the economic benefits of, and will bear losses on, existing business under the facility, subject to the terms and conditions of the facility. Trenwick America's ability to write reinsurance business under the facility was severely constrained by its financial condition and concerns arising with respect to its ongoing stability. As a result, Trenwick America ceased underwriting activities under the facility in order to reduce Trenwick America's costs and on June 18, 2003 the underwriting agreement was cancelled by Chubb. The effect of this cessation is that Trenwick America Re is now in runoff. Trenwick America will continue to service and pay claims for all business previously written through Trenwick America Re outside of the Chubb facility and will jointly adjust and settle with Chubb any claims arising under the business written under the Chubb facility, subject to Chubb's final authority.

      Trenwick announced on August 7, 2003 that that it has entered into a letter of intent with respect to an agreement in principle on a long-term restructuring of its debt obligations, the sale of its business operations at Lloyd's, and the runoff of its remaining businesses with (i) the majority of the beneficial holders (the "Senior Noteholders") of Trenwick America's 6.70% Senior Notes (the "Senior Notes"), (ii) the steering committee (the "Steering Committee") of the lending institutions (the "Banks") that have issued letters of credit under a senior secured credit facility (the "LoC Facility") on behalf of certain subsidiaries of Trenwick in support of Trenwick's

      Lloyd's operations, and (iii) a group composed of current members of management of Trenwick's Lloyd's operations (the "Management Team"). Trenwick America did not pay principal and interest on its Senior Notes due on August 1, 2003, which also created an event of default with respect to the LoC Facility and under certain other indebtedness of Trenwick.

      The restructuring is intended to be implemented through various means, including but not limited to the following: (i) the filing by Trenwick and one or more of its subsidiaries, including Trenwick America, of Chapter 11 bankruptcy proceedings in the United States and the filing of similar proceedings in Bermuda, Barbados or the United Kingdom, as the case may be; (ii) the sale by Trenwick of substantially all of its Lloyd's operations to a company controlled by the Management Team and with capital provided by the Management Team, third-party investors and the Banks and
      (iii) the retention of third party run-off advisors and the continued runoff or disposition of all of Trenwick's other insurance and reinsurance operations.

      The terms of the restructuring are subject to the satisfaction of numerous conditions precedent including, but not limited to, the following: (i) approval of the restructuring by the Banks; (ii) negotiation of definitive documentation (iii) receipt of all requisite regulatory and other approvals in the United States, Bermuda and the United Kingdom; (iv) due diligence by Englefield Capital LLP, the proposed equity sponsor of the Management Team, which has entered into an exclusive negotiation agreement with Trenwick, and (v) approval of any court having jurisdiction over the above-referenced insolvency proceedings.

      On August 20, 2003, Trenwick America and its affiliates, Trenwick and LaSalle Re Holdings Limited ("LaSalle Re Holdings") (collectively with Trenwick America and LaSalle Re Holdings, the "Debtors"), filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On that same date, Trenwick and LaSalle Re Holdings filed proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up". Trenwick and LaSalle Re Holdings have petitioned the Supreme Court of Bermuda to issue an order appointing Joint Provisional Liquidators for Trenwick and LaSalle Re Holdings and has requested that deference be paid in the "winding up" to the jurisdiction of the Bankruptcy Court and the Debtors' restructuring efforts in accordance with the Bankruptcy Code. It is the intention of the Debtors to implement the restructuring agreed to among the Debtors and their creditor constituencies as discussed above through the bankruptcy process. (See Note 7)

      Basis of Presentation

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

      The accompanying financial statements have been prepared assuming Trenwick America will continue as a going concern. As discussed above, Trenwick America is in default with respect to the Senior Notes and certain other indebtedness and has filed for protection from its creditors under chapter 11 of the United States Bankruptcy Code. Additionally, certain insurance subsidiaries of Trenwick America do not meet risk based capital levels or levels of surplus required by various insurance regulations to which they are subject. These matters raise substantial doubt about Trenwick's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

      The results of Trenwick America's specialty insurance and reinsurance business are reported in the following two business segments:

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

      The following tables present business segment financial information for Trenwick America at June 30, 2003 and December 31, 2002 and for the three months ended June 30, 2003 and 2002:

      Total assets:               2003         2002
                            ----------   ----------
      Trenwick America Re   $1,355,044   $1,395,190
      INSCORP                  831,102      931,726
      Unallocated                4,153       13,586
                            ----------   ----------
      Total assets          $2,190,299   $2,340,502
                            ==========   ==========

                                           Three Months              Six Months
                                       ---------------------    ----------------------
                                         2003         2002         2003         2002
                                       --------    ---------    ---------    ---------
      Total revenues:
      Trenwick America Re              $ 77,698    $  97,864    $ 159,360    $ 182,774
      INSCORP                            32,056       34,501       74,169       65,836
      Unallocated                       (11,018)         378      (10,807)         511
                                       --------    ---------    ---------    ---------
      Total revenues                   $ 98,736    $ 132,743    $ 222,722    $ 249,121
                                       ========    =========    =========    =========

                                           Three Months              Six Months
                                       ---------------------    ----------------------
                                         2003         2002         2003         2002
                                       --------    ---------    ---------    ---------
      Net income (loss):
      Trenwick America Re              $(27,247)   $ (10,261)   $ (28,261)   $ (10,384)
      INSCORP                            (8,959)       3,433       (7,225)       5,924
      Unallocated interest expense
        preferred share dividends        (4,249)      (7,518)     (12,296)     (14,637)
      Other unallocated                 (12,657)       1,057      (12,125)       2,973
      Change in accounting principle         --           --           --      (52,119)
                                       --------    ---------    ---------    ---------
      Net income (loss)                $(53,112)   $ (13,289)   $ (59,907)   $ (68,243)
                                       ========    =========    =========    =========

Note 3
Underwriting
Activities

The components of premiums written and earned for the three and six months ended June 30, 2003 and 2002 are as follows:

                                Three Months                Six Months
                           ----------------------    ----------------------
                              2003         2002         2003         2002
                           ---------    ---------    ---------    ---------
Assumed premiums written   $  52,570    $ 100,061    $  95,343    $ 203,049
Direct premiums written        6,412       97,989       49,864      200,123
                           ---------    ---------    ---------    ---------
Gross premiums written        58,982      198,050      145,207      403,172
Ceded premiums written        (7,825)     (65,674)     (26,786)    (138,800)
                           ---------    ---------    ---------    ---------
Net premiums written       $  51,157    $ 132,376    $ 118,421    $ 264,372
                           =========    =========    =========    =========

Assumed premiums earned    $  77,709    $  94,247    $ 164,902    $ 174,362
Direct premiums earned        63,889       81,724      152,179      157,130
                           ---------    ---------    ---------    ---------
Gross premiums earned        141,598      175,971      317,081      331,492
Ceded premiums earned        (31,653)     (57,617)     (89,152)    (113,643)
                           ---------    ---------    ---------    ---------
Net premiums earned        $ 109,945    $ 118,354    $ 227,929    $ 217,849
                           =========    =========    =========    =========

Note 4
Accounting
Standards

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



Note 5
Insurance
Regulation

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

Note 6
Related Party
Transactions

      During the three months ended June 30, 2003, Trenwick America determined that a total of $11,222 of recoverable expenses included in due from parent and affiliates were uncollectible. This amount included $11,187 receivable from Trenwick Managing Agents and $35 receivable from Trenwick International, both United Kingdom affiliates of Trenwick America, and represented amounts charged to the United Kingdom affiliates by Trenwick America related to miscellaneous expenses incurred on their behalf.


Note 7
Subsequent
Events

      On August 20, 2003, Trenwick America and its affiliates, Trenwick and LaSalle Re Holdings Limited ("LaSalle Re Holdings") (collectively with LaSalle Re Holdings and Trenwick, the "Debtors"), filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On that same date, Trenwick and LaSalle Re Holdings filed proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up". Trenwick and LaSalle Re Holdings have petitioned the Supreme Court of Bermuda to issue an order appointing Joint Provisional Liquidators for Trenwick and LaSalle Re Holdings and have requested that deference be paid in the "winding up" to the jurisdiction of the Bankruptcy Court and the Debtors' restructuring efforts in accordance with the Bankruptcy Code. It is the intention of the Debtors to implement the restructuring agreed to among the Debtors and their creditor constituencies, as discussed in Note 1 above, through the bankruptcy process.

      Included in the accompanying consolidated balance sheet are indebtedness of $76,784, and mandatorily redeemable preferred capital securities of $87,064, both of which are expected to be subject to the bankruptcy filing.

      The majority of the assets and liabilities (other than those previously mentioned) included in the consolidated balance sheet of Trenwick America are assets and liabilities of its regulated insurance company subsidiaries, which are not subject to the proceedings in the Bankruptcy Court or the Supreme Court of Bermuda.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights material factors affecting Trenwick America Corporation's results of operations for the three and six months ended June 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto of Trenwick America Corporation contained in this filing as well as in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K of Trenwick America Corporation for the year ended December 31, 2002.

Overview

Trenwick America Corporation ("Trenwick America") is a Delaware holding company headquartered in Stamford, Connecticut whose principal subsidiaries underwrote specialty insurance and reinsurance. Trenwick America's ultimate parent is Trenwick Group Ltd. ("Trenwick"), which is a publicly traded Bermuda holding company. As discussed below, on August 20, 2003, Trenwick America, Trenwick and their affiliate LaSalle Re Holdings Limited filed for protection from creditors under chapter 11 of the United States Bankruptcy Code.

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

Trenwick America's treaty reinsurance business, formerly written through its subsidiary, Trenwick America Reinsurance Corporation ("Trenwick America Re"), has been limited since November 2002 to providing, through an underwriting facility with Chubb Re, Inc. and its affiliate Federal Insurance Company (together, "Chubb"), treaty reinsurance to insurers of property and casualty risks. Since inception in November 2002, Trenwick America underwrote approximately $128 million of reinsurance under the facility. Trenwick announced on April 15, 2003 that it would cease underwriting reinsurance business under the Chubb facility. Trenwick will continue to be entitled to the economic benefits of, and will bear losses on, existing business under the facility, subject to the terms and conditions of the facility. Trenwick America's ability to write reinsurance business under the facility was severely constrained by its financial condition and concerns arising with respect to its ongoing stability. As a result, Trenwick America ceased underwriting activities under the facility in order to reduce Trenwick America's costs and on June 18, 2003 the underwriting agreement was cancelled by Chubb. The effect of this cessation is that Trenwick America Re is now in runoff. Trenwick America will continue to service and pay claims for all business previously written through Trenwick America Re outside of the Chubb facility and will jointly adjust and settle with Chubb any claims arising under the business written under the Chubb facility, subject to Chubb's final authority.

Trenwick announced on August 7, 2003 that that it has entered into a letter of intent with respect to an agreement in principle on a long-term restructuring of its debt obligations, the sale of its business operations at Lloyd's, and the runoff of its remaining businesses with (i) the majority of the beneficial holders (the "Senior Noteholders") of Trenwick America's 6.70% Senior Notes (the "Senior Notes"), (ii) the steering committee (the "Steering Committee") of the lending institutions (the "Banks") that have issued letters of credit under a senior secured credit facility (the "LoC Facility") on behalf of certain subsidiaries of Trenwick in support of Trenwick's

Lloyd's operations, and (iii) a group composed of current members of management of Trenwick's Lloyd's operations (the "Management Team"). Trenwick America did not pay principal and interest on its Senior Notes due on August 1, 2003, which also created an event of default with respect to the LoC Facility and under certain other indebtedness of Trenwick and Trenwick America.

The restructuring is intended to be implemented through various means, including but not limited to the following: (i) the filing by Trenwick and one or more of its subsidiaries, including Trenwick America, of Chapter 11 bankruptcy proceedings in the United States and the filing of similar proceedings in Bermuda, Barbados or the United Kingdom, as the case may be; (ii) the sale by Trenwick of substantially all of its Lloyd's operations to a company controlled by the Management Team and with capital provided by the Management Team, third-party investors and the Banks and (iii) the retention of third party run-off advisors and the continued runoff or disposition of all of Trenwick's other insurance and reinsurance operations.

The terms of the restructuring are subject to the satisfaction of numerous conditions precedent including, but not limited to, the following: (i) approval of the restructuring by the Banks; (ii) negotiation of definitive documentation
(iii) receipt of all requisite regulatory and other approvals in the United States, Bermuda and the United Kingdom; (iv) due diligence by Englefield Capital LLP, the proposed equity sponsor of the Management Team, which has entered into an exclusive negotiation agreement with Trenwick, and (v) approval of any court having jurisdiction over the above-referenced insolvency proceedings.

On August 20, 2003, Trenwick America and its affiliates, Trenwick and LaSalle Re Holdings Limited ("LaSalle Re Holdings") (collectively, the "Debtors"), filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On that same date, Trenwick and LaSalle Re Holdings filed proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up". Trenwick and LaSalle Re Holdings have petitioned the Supreme Court of Bermuda to issue an order appointing Joint Provisional Liquidators for Trenwick and LaSalle Re Holdings and have requested that deference be paid in the "winding up" to the jurisdiction of the Bankruptcy Court and the Debtors' restructuring efforts in accordance with the Bankruptcy Code. It is the intention of the Debtors to implement the restructuring agreed to among the Debtors and their creditor constituencies as discussed above through the bankruptcy process.

The majority of the assets and liabilities included in the consolidated balance sheet of Trenwick America are assets and liabilities of the regulated insurance company subsidiaries, which are not subject to the proceedings in the Bankruptcy Court or the Supreme Court of Bermuda.

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

      o Reinsurance collectibility - Trenwick America reviews and monitors its reinsurance recoverables from its reinsurers and makes provision for uncollectible reinsurance as appropriate. However, given the magnitude of reinsurance recoverables, $683 million at June 30, 2003, Trenwick America has a significant exposure to collectibility issues.

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

Reinsurance Recoverable Balances

Trenwick America has purchased reinsurance to reduce its exposure on individual risks, catastrophic losses and other large losses. Trenwick America estimates the amount of uncollectible receivables from its reinsurers each period and establishes an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the creditworthiness of Trenwick America's reinsurers, and other relevant information. Estimates of uncollectible reinsurance amounts are reviewed quarterly, and changes are recorded in the period they become known. A significant change in the level of uncollectible reinsurance amounts would have a significant effect on Trenwick America's results of operations and financial position.

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

Deferred Income Taxes

Deferred income tax assets and liabilities are computed based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted income tax rates in effect for the year in which the differences are expected to reverse. FASB Statement No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Due to Trenwick America's cumulative losses generated in recent years and uncertainties as to the amount of taxable income to be generated in future years, as of December 31, 2002, Trenwick America could not support the future realizability of its net deferred tax asset. The effects of this determination on Trenwick America's results from operations were significant. As of June 30, 2003, Trenwick America maintained a valuation allowance equal to the full amount of its net deferred tax asset.

Results of Operations - Three Months Ended June 30, 2003 and 2002

Trenwick America's net loss of $53.1 million in the three months ended June 30, 2003 represented a $39.8 million greater loss compared to the net loss of $13.3 million recorded in the three months ended June 30, 2002. The 2003 results included adverse development on prior years reserves for unpaid claims and claims expenses combined with non-recurring charges incurred related to the cancellation of the Chubb underwriting facility, continued costs for legal and advisory fees, and other expenses related to the writeoff of uncollectible balances due from Trenwick America's United Kingdom affiliates. The 2002 quarter included losses incurred under a stop loss agreement between Trenwick America and its affiliate.

Underwriting loss

Trenwick America recorded an underwriting loss of $34.3 million in the second quarter of 2003 compared to an underwriting loss of $24.3 million in the second quarter of 2002. Details of underwriting income and loss are produced below:

                                                 2003           2002          Change
                                              ----------     ----------     ----------
                                                           (in thousands)
Net premiums earned                           $  109,945     $  118,354     $   (8,409)
                                              ----------     ----------     ----------

Claims and claims expenses incurred              104,990        103,088          1,902
Acquisition costs and underwriting expenses       39,223         39,597           (374)
                                              ----------     ----------     ----------
Total expenses                                   144,213        142,685          1,528
                                              ----------     ----------     ----------
Net underwriting loss                         $  (34,268)    $  (24,331)    $   (9,937)
                                              ==========     ==========     ==========

Loss ratio                                          95.5%          87.1%           8.4%
Underwriting expense ratio                          35.7%          33.5%           2.2%
Combined ratio                                     131.2%         120.6%          10.6%

The underwriting loss of $34.3 million in the second quarter of 2003 represented a $9.9 million greater loss compared to the same period in 2002. The 2003 underwriting loss is a result of a decrease in earned premiums as a result of the runoff status of Trenwick America's insurance and reinsurance operations combined with $36.0 million of adverse development recorded on prior year reserves for unpaid claims and claims expenses. The 2002 underwriting loss includes $20.0 million of losses incurred under a stop loss agreement between Trenwick America Re and its affiliate, Trenwick International Limited.

The increase in the combined ratio in the second quarter of 2003 compared to the second quarter of 2002 resulted mainly from the decrease in earned premiums and adverse development noted above.

Premiums written

Gross premiums written for 2003 were $59.0 million compared to $198.0 million for the three months ended June 30, 2002, a decrease of $139 million or 70.2%. Details of gross premiums written are provided below:

                                              2003         2002        Change
                                           ----------   ----------   ----------
                                                      (in thousands)
Trenwick America Re                        $   53,761   $   99,148   $  (45,387)
 INSCORP                                        5,221       98,902      (93,681)
                                           ----------   ----------   ----------
Gross premiums written                     $   58,982   $  198,050   $ (139,068)
                                           ==========   ==========   ==========

The decrease in Trenwick America Re's gross written premium of $45.4 million from the second quarter of 2003 was attributable to the Company's financial condition which prevented Trenwick America Re from writing any new business outside of that written through the Chubb underwriting facility, which was terminated during the second quarter of 2003. Effective April 15, 2003, Trenwick America Re was placed into runoff, therefore premiums written will continue to decrease. The decrease in INSCORP's gross premiums was due to Trenwick America's decision to cease underwriting specialty program insurance effective October 30, 2002.

Premiums earned

                                            2003          2002          Change
                                         ----------    ----------    ----------
                                                     (in thousands)
Gross premiums written                   $   58,982    $  198,050    $ (139,068)
Change in gross unearned premiums            82,616       (22,079)      104,695
                                         ----------    ----------    ----------
Gross premiums earned                       141,598       175,971       (34,373)
                                         ----------    ----------    ----------

Gross premiums ceded                         (7,825)      (65,674)       57,849
Change in ceded unearned premiums           (23,828)        8,057       (31,885)
                                         ----------    ----------    ----------
Ceded premiums earned                       (31,653)      (57,617)       25,964
                                         ----------    ----------    ----------
Net premiums earned                      $  109,945    $  118,354    $   (8,409)
                                         ==========    ==========    ==========

Gross premiums ceded for the three months ended June 30, 2003 were $7.8 million compared to $65.7 million for the same period in 2002. The decrease in gross premiums ceded of $57.8 million was a result of the placement of Trenwick America's insurance and reinsurance business into voluntary runoff as previously discussed.

Claims and claims expenses

Claims and claims expenses for the three months ended June 30, 2003 were $105.0 million, an increase of $1.9 million compared to claims and claims expenses of $103.1 million for 2002. Claims and claims expenses incurred during the second quarter of 2003 include adverse development of prior year reserves on unpaid claims and claims expenses on the Trenwick America Re and INSCORP segments of approximately $28.5 million and $7.5 million, respectively. The adverse development recorded in Trenwick America Re relates primarily to Directors and Officers and General Liability lines of business in the 1999 and 2000 accident years, while the adverse development reported by INSCORP during the quarter was primarily the result of an unexpected arbitration settlement regarding a claim on a 1995 accident year pool contract.

Underwriting expenses

                                            2003          2002         Change
                                         ----------    ----------    ----------
                                                     (in thousands)
Policy acquisition costs                 $   34,564    $   34,959    $     (395)
Underwriting expenses                         4,659         4,638            21
                                         ----------    ----------    ----------
Total underwriting expenses              $   39,223    $   39,597    $     (374)
                                         ==========    ==========    ==========

Underwriting expense ratio                     35.7%         33.5%          2.2%
                                         ==========    ==========    ==========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for 2003 decreased by $0.4 million compared to underwriting expenses for the three months ended June 30, 2002. The decrease was attributable to the decrease in premium volume, previously discussed, offset in part by severance costs of approximately $1.5 million in connection with Trenwick's decision to cease underwriting through Trenwick America Re. Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, were 35.7% for the three months ended June 30, 2003 compared to 33.5% for the same period in 2002. The increase in the underwriting expense ratio can be attributed to the absence of premiums earned on excess of loss contracts in 2003 as a result of the runoff status of Trenwick America Re, as such contracts carry lower acquisition costs than their other assumed business written.

Net Investment Income

                                          2003          2002         Change
                                       ----------    ----------    ----------
                                                   (in thousands)
Average invested assets                $1,060,760    $1,165,425    $ (104,665)
Average annualized yields                    4.57%         5.98%        (1.41)%

Investment income                      $   12,224    $   17,514    $   (5,290)
Investment income - non-portfolio             242            --           242
Investment expenses                        (2,377)       (3,038)         (661)
                                       ----------    ----------    ----------
Net investment income                  $   10,089    $   14,476    $   (4,387)
                                       ==========    ==========    ==========

Net investment income for the three months ended June 30, 2003 was $10.1 million compared to $14.5 million for the same period in 2002. The decrease in net investment income in 2003 is due to an overall decline in market yields combined with a decrease in average invested assets. Included in interest expense in the second quarter of 2003 and 2002 is interest expense on funds withheld of $1.8 million and $2.4 million, respectively, under the terms of stop loss agreements purchased by Trenwick America Re prior to 2001.

Net Realized Gains (Losses)

Net realized losses on investments were $0.4 million during the three months ended June 30, 2003, compared to net realized losses of $1.3 million for the three months ended June 30, 2002. The 2003 losses were primarily the result of the write-down of an investment that was determined to be permanently impaired.

Other Income (Expenses)

Trenwick America recorded other expenses of $20.9 million for the quarter ended June 30, 2003 as compared to other income of $1.3 million for the same period in 2002. Included in other expenses were $10.0 million of fronting fees incurred in the second quarter of 2003 related to the Chubb underwriting facility. As a result of the cancellation of the agreement, the remainder of the unpaid fronting fees of $3.8 million was accrued as of June 30, 2003. Additionally, the remaining deferred fronting fee ($6.2 million as of March 31, 2003) was fully amortized, as Trenwick will no longer benefit from future underwriting under the contract. Trenwick will continue to be entitled to the economic benefits of, and will bear losses on, business underwritten through the facility prior to the cancellation date, subject to the terms and conditions of the facility. Also included in other expenses incurred during the second quarter of 2003 were $11.2 million related to the writeoff of receivables from Trenwick America's United Kingdom affiliates which were determined to be uncollectible.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2003 were $2.0 million, an increase of $1.3 million as compared to $0.7 million incurred during the same period in 2002. The increase in 2003 is primarily the result of the inclusion of $1.3 million of legal and advisory fees incurred as a result of Trenwick America's financial condition.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends were $4.4 million for the second quarter of 2003, a decrease of $3.3 million from the same period in 2002. The decrease in 2003 resulted from the absence of interest on Trenwick America's term loan facility, for which $2.4 million was incurred in the 2002 quarter, as the term loan facility was repaid in full during June 2002.

Foreign Currency Gains (Losses)

Trenwick America recorded foreign currency losses of $0.1 million for the three months ended June 30, 2003, compared to foreign currency losses of $2.3 million for the three months ended June 30, 2002.

Results of Operations - Six Months Ended June 30, 2003 and 2002

Trenwick America's net loss of $59.9 million in the six months ended June 30, 2003 represented a $8.4 million improvement from the net loss of $68.2 million recorded in the six months ended June 30, 2002. The loss for the six months ended June 30, 2003 results included non-recurring charges related to the cancellation of the Chubb underwriting agreement, legal and advisory fees related to ongoing efforts to restructure Trenwick America's outstanding indebtedness, adverse development on prior year reserves for unpaid claims and claims expenses and expenses related to the writeoff of receivables from affiliates which were determined to be uncollectible. The 2002 results also included underwriting losses incurred related to adverse development on unpaid claims and claims expenses related to prior accident years in addition to the writedown of goodwill resulting from the Trenwick/LaSalle business combination, recorded as a cumulative effect of a change in accounting principles.

Underwriting income (loss)

Trenwick America recorded an underwriting loss of $38.5 million in the first half of 2003, consistent with the underwriting loss recorded in the first half of 2002. Details of underwriting income and loss follow:

                                                 2003           2002          Change
                                              ----------     ----------     ----------
                                                           (in thousands)
Net premiums earned                           $  227,929     $  217,849     $   10,080
                                              ----------     ----------     ----------

Claims and claims expenses incurred              189,506        180,290          9,216
Acquisition costs and underwriting expenses       76,969         76,092            877
                                              ----------     ----------     ----------
Total expenses                                   266,475        256,382         10,093
                                              ----------     ----------     ----------
Net underwriting loss                         $  (38,546)    $  (38,533)    $      (13)
                                              ==========     ==========     ==========

Loss ratio                                          83.1%          82.8%           0.3%
Underwriting expense ratio                          33.8%          34.9%          (1.1)%
Combined ratio                                     116.9%         117.7%          (0.8)%

The 2003 underwriting loss is primarily due to adverse development recorded on prior year reserves for unpaid claims and claims expenses both on Trenwick America Re and INSCORP, while the 2002 results include the effects of losses incurred under a stop loss agreement between Trenwick America Re and its affiliate Trenwick International Limited.

Premiums written

Gross premiums written for the six months ended June 30, 2003 were $145.2 million compared to $403.2 million for the six months ended June 30, 2002, a decrease of $258.0 million or 64.0%. Details of gross premiums written are provided below:

                                            2003          2002         Change
                                         ----------    ----------    ----------
                                                     (in thousands)
Trenwick America Re                      $   96,505    $  201,955    $ (105,450)
 INSCORP                                     48,702       201,217      (152,515)
                                         ----------    ----------    ----------
Gross premiums written                   $  145,207    $  403,172    $ (257,965)
                                         ==========    ==========    ==========

The decrease in Trenwick America Re's gross written premium of $105.5 million for the first half of 2003 compared to the first half of 2002 was attributable to the financial condition of Trenwick America which did not permit Trenwick America Re to write any reinsurance business outside of that written under the Chubb facility. On April 15, 2003, Trenwick announced that it would cease underwriting through the Chubb facility and place Trenwick America Re into voluntary runoff. The decrease in INSCORP's gross premiums is a result of Trenwick America's decision to cease underwriting specialty program insurance effective October 30, 2002.

Premiums earned

Net premiums earned for the six months ended June 30, 2003 were $227.9 million compared to $217.8 million for 2002. Details of premiums earned are provided below:

                                            2003          2002         Change
                                         ----------    ----------    ----------
                                                     (in thousands)
Gross premiums written                   $  145,207    $  403,172    $ (257,965)
Change in gross unearned premiums           171,874       (71,680)      243,554
                                         ----------    ----------    ----------
Gross premiums earned                       317,081       331,492       (14,411)
                                         ----------    ----------    ----------

Gross premiums ceded                        (26,786)     (138,800)      112,014
Change in ceded unearned premiums           (62,366)       25,157       (87,523)
                                         ----------    ----------    ----------
Ceded premiums earned                       (89,152)     (113,643)       24,491
                                         ----------    ----------    ----------
Net premiums earned                      $  227,929    $  217,849    $   10,080
                                         ==========    ==========    ==========

Gross premiums ceded for the six months ended June 30, 2003 were $26.7 million compared to $138.8 million for the same period in 2002. The decrease in gross premiums ceded of $112.0 million was primarily due to the placement of Trenwick America's insurance and reinsurance business into voluntary runoff as previously discussed.

Claims and claims expenses

Claims and claims expenses for the six months ended June 30, 2003 were $189.5 million, an increase of $9.2 million compared to claims and claims expenses of $180.3 million for the six months ended June 30, 2002. Claims and claims expenses for the six months ended June 30, 2003 include adverse development on prior year reserves for unpaid claims and claims expenses recorded in the Trenwick America Re and INSCORP segments of approximately $35.7 million and $12.6 million, respectively. The adverse development recorded by Trenwick America Re relates primarily to Directors and Officers and General Liability lines of business in the 1999 and 2000 accident years, while the adverse development recorded by INSCORP during the six months ended June 30, 2003 was primarily the result of an unexpected arbitration settlement regarding a claim on a 1995 accident year pool contract. The 2002 results included losses incurred of $20.0 million under a stop loss agreement between Trenwick America Reinsurance Corporation and Trenwick International Limited.

Underwriting expenses

                                          2003          2002         Change
                                       ----------    ----------    ----------
                                                   (in thousands)
Policy acquisition costs               $   67,822    $   66,333    $    1,489
Underwriting expenses                       9,147         9,759          (612)
                                       ----------    ----------    ----------
Total underwriting expenses            $   76,969    $   76,092    $      877
                                       ==========    ==========    ==========

Underwriting expense ratio                   33.8%         34.9%         (1.1)%
                                       ==========    ==========    ==========

Total underwriting expenses, comprising policy acquisition costs and underwriting expenses, for the six months ended June 30, 2003 increased by $0.9 million compared to underwriting expenses for the six months ended June 30, 2002. The 2003 underwriting expenses include $1.5 million in severance costs in connection with Trenwick's decision to cease underwriting through Trenwick America Re during the second quarter of 2003.

Total underwriting expenses as a percentage of net premiums earned, or the underwriting expense ratio, decreased slightly to 33.8% for the six months ended June 30, 2003 compared to 34.9% for the same period in 2002.

Net Investment Income

                                          2003          2002         Change
                                       ----------    ----------    ----------
                                                   (in thousands)
Average invested assets                $1,057,538    $1,170,772    $ (113,234)
Average annualized yields                    4.41%         6.14%        (1.73)%

Investment income                      $   23,304    $   35,924    $  (12,620)
Investment income non-portfolio               517            --           517
Investment expenses                        (5,421)       (6,592)        1,171
                                       ----------    ----------    ----------
Net investment income                  $   18,400    $   29,332    $  (10,932)
                                       ==========    ==========    ==========

Net investment income for the six months ended June 30, 2003 was $18.4 million compared to $29.3 million for the same period in 2002. The decrease in net investment income resulted from a decline in market yields combined with a decrease in average invested assets. Investment expenses for the first six months of 2003 and 2002 included interest expense on funds withheld of $4.2 million and $5.3 million, respectively, under the terms of stop loss reinsurance agreements purchased by Trenwick America Re prior to 2001.

Net Realized Gains (Losses)

Net realized losses on investments were $0.7 million during the six months ended June 30, 2003, compared to net realized losses of $1.5 million for the six months ended June 30, 2002. The 2003 losses were primarily the result of the recognition of a permanent impairment on an investment.

Other income (expenses)

Trenwick America recorded other expenses of $22.9 million for the six months ended June 30, 2003 as compared to other income of $3.5 million for the same period in 2002. The 2003 amount included $13.0 million of fronting fees incurred related to the Chubb underwriting facility. As a result of the cancellation of the agreement, the remainder of the unpaid minimum fronting fee of $3.8 million was accrued as of June 30, 2003. Additionally, the remaining deferred fronting fee ($8.0 million at December 31, 2002) was fully amortized, as Trenwick America will no longer benefit from future underwriting under the contract. Trenwick America will continue to be entitled to the economic benefits of, and will bear losses on, business underwritten through the facility prior to the cancellation date. In addition, other expenses recorded in 2003 include $11.2 million related to the writeoff of the receivables from Trenwick America's United Kingdom affiliates that were determined to be uncollectible.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2003 were $3.5 million, an increase of $2.1 million as compared to $1.4 million incurred during the same period in 2002.

The increase in 2003 is primarily the result of the inclusion of $1.9 million of legal and advisory fees related to Trenwick America's ongoing efforts to restructure its outstanding indebtedness.

Interest Expense and Subsidiary Preferred Share Dividends

Interest expense and subsidiary preferred share dividends were $12.4 million for the first half of 2003, a decrease of $2.3 million from the same period in 2002, due primarily to the absence of interest expense on Trenwick's term loan facility, which was repaid during the second quarter of 2002.

Foreign Currency Gains (Losses)

Trenwick America recorded foreign currency losses of $0.2 million for the six months ended June 30, 2003 compared to foreign currency losses of $1.3 million for the six months ended June 30, 2002.

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

Cash used in Trenwick America's operating activities for the six months ended June 30, 2003 was $87.5 million compared to cash used by Trenwick America's operating activities of $14.3 million in the comparable period of 2002. The increase in cash used in operations was due primarily to a significant increase in claims and claims expenses paid in 2003 over 2002. Net cash provided by financing activities during the three months ended June 30, 2003 was $3.5 million compared to cash used for financings of $8.6 million in the six months ended June 30, 2002.

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

The December Amendments also prohibit Trenwick, Trenwick America and Trenwick Holdings and their respective subsidiaries from declaring or paying any dividends (including on Trenwick's common shares, the Series A preferred shares of LaSalle Re Holdings and the capital securities of Trenwick Capital Trust I). The December Amendments and the other amendments and waivers entered into in the first and second quarters of 2003 waive certain other defaults, add covenants further restricting the operation of Trenwick's, Trenwick America's and Trenwick Holdings' business, prohibit Trenwick, Trenwick America and Trenwick Holdings and their respective subsidiaries from making certain payments without the Banks' approval, prohibit Trenwick, Trenwick America and Trenwick Holdings and their respective subsidiaries from selling or otherwise disposing of any assets or property, require Trenwick to regularly report certain financial information to the Banks, and adjust downward certain of the financial covenants.

Pursuant to the December Amendments, Trenwick was required to collateralize with cash, cash equivalents and marketable securities 60% of the outstanding letters of credit by August 1, 2003. As it was unable to do so, Trenwick's insurance company subsidiaries, including those of Trenwick America, are now prohibited from underwriting any insurance or reinsurance without the Banks' prior approval. In addition, Trenwick is required to use its best efforts to terminate the letters of credit by December 31, 2003. In order to do so, the letters of credit would need to be replaced with other letters of credit or collateral acceptable to Lloyd's. In the event Trenwick has not terminated the letters of credit by December 31, 2003, it is required on such date to collateralize with cash, cash equivalents and marketable securities the full amount of the outstanding letters of credit. At this time, Trenwick does not have sufficient available liquidity to collateralize the letters of credit as required by the December Amendments.

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

Trenwick America did not pay principal and interest on its Senior Notes due on August 1, 2003, which also created an event of default with respect to the letter of credit facility and other certain other indebtedness of Trenwick and Trenwick America. Therefore, Trenwick, Trenwick America and Trenwick Holdings may be required to fully and immediately collateralize the outstanding letters of credit under the terms of the credit agreement and the guaranty agreement. No liability for any such amounts has been reflected in Trenwick's, Trenwick America's or Trenwick

Holdings' financial statements. As announced on August 7, 2003, Trenwick has entered into an agreement in principle on a long-term restructuring of its debt obligations, the sale of its business operations at Lloyd's, and the runoff of its remaining businesses with (i) the majority of the beneficial holders of its Senior Notes, (ii) the steering committee of the Banks, and (iii) a group composed of current members of management of Trenwick's Lloyd's operations (the "Management Team").The restructuring is intended to be implemented through various means, including but not limited to the following: (i) the filing by Trenwick and/or one or more of its subsidiaries, including Trenwick America of Chapter 11 bankruptcy proceedings in the United States and the filing of similar proceedings in Bermuda, Barbados or the United Kingdom, as the case may be; (ii) the sale by Trenwick of substantially all of its Lloyd's operations to a company controlled by the Management Team and with capital provided by the Management Team, third-party investors and the Banks and (iii) the retention of third party run-off advisors and the continued runoff or disposition of all of Trenwick's other insurance and reinsurance operations.

The terms of the restructuring are subject to the satisfaction of numerous conditions precedent including, but not limited to, the following: (i) approval of the restructuring by the Banks; (ii) negotiation of definitive documentation
(iii) receipt of all requisite regulatory and other approvals in the United States, Bermuda and the United Kingdom; (iv) due diligence by Englefield Capital LLP, the proposed equity sponsor of the Management Team, which has entered into an exclusive negotiation agreement with Trenwick, and (v) approval of any court having jurisdiction over the above-referenced insolvency proceedings.

On August 20, 2003, Trenwick America and its affiliates, Trenwick and LaSalle Re Holdings Limited ("LaSalle Re Holdings") (collectively, the "Debtors"), filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On that same date, Trenwick and LaSalle Re Holdings filed proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up". Trenwick and LaSalle Re Holdings have petitioned the Supreme Court of Bermuda to issue an order appointing Joint Provisional Liquidators for Trenwick and LaSalle Re Holdings and have requested that deference be paid in the "winding up" to the jurisdiction of the Bankruptcy Court and the Debtors' restructuring efforts in accordance with the Bankruptcy Code. It is the intention of the Debtors to implement the restructuring agreed to among the Debtors and their creditor constituencies, as discussed above, through the bankruptcy process.

The majority of the assets and liabilities included in the consolidated balance sheet of Trenwick America are assets and liabilities of its regulated insurance company subsidiaries, which are not subject to the proceedings in the Bankruptcy Court or the Supreme Court of Bermuda.

In addition to the foregoing, at any time, one or more of the insurance regulatory authorities having jurisdiction over Trenwick or Trenwick America's insurance company subsidiaries may commence voluntary or involuntary proceedings for the formal supervision, rehabilitation or liquidation of such subsidiaries, or one or more of the creditors of Trenwick, Trenwick America or their subsidiaries may commence proceedings against Trenwick, Trenwick America or their unregulated subsidiaries seeking their liquidation.

The accompanying financial statements have been prepared assuming Trenwick America will continue as a going concern. As discussed above, Trenwick America was unable to repay certain senior notes by April 1, 2003 and collateralize, with cash or cash equivalents, 60% of the outstanding letters of credit under its senior credit facility by August 1, 2003 and is therefore in default with respect to the senior notes and certain other indebtedness. Additionally, certain insurance subsidiaries of Trenwick America do not meet risk based capital levels or levels of surplus required by various insurance regulations to which they are subject. These matters raise substantial doubt about Trenwick's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In connection with the Trenwick/LaSalle business combination, Trenwick America assumed, effective September 27, 2000, Trenwick Group Inc.'s obligations with respect to $75 million aggregate principal amount of 6.70% senior notes (the "Senior Notes"), which were initially due on April 1, 2003 and pursuant to an amendment have been extended to August 1, 2003. They are unsecured obligations and rank senior in right of payment to all existing and future subordinated indebtedness of Trenwick America. Interest on the Senior Notes is payable semi-annually at a rate of 6.7%. In connection with the amendment that extended the maturity date of the Senior Notes from April 1, 2003 to August 1, 2003, interest payable through April 1, 2003, in the aggregate amount of $2.5 million, was paid. Trenwick America was unable to make payment of principal and interest on the Senior Notes on August 1, 2003 and is therefore currently in default under the terms of the Senior Notes. As discussed, Trenwick America has entered into an agreement in principle to restructure the Senior Notes in addition to its other outstanding indebtedness.

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

Upon consummation of the acquisition of Chartwell Re Corporation ("Chartwell") in 1999, Trenwick Group Inc. became the successor obligor under Chartwell's Contingent Interest Notes due June 30, 2006. Effective September 27, 2000, Trenwick America assumed Trenwick Group Inc.'s obligations under the contingent interest notes in connection with the Trenwick/LaSalle business combination. The contingent interest notes were issued in an aggregate principal amount of $1 million, which accrues interest at a rate of 8% per annum, compounded annually. The interest is not payable until the maturity or earlier redemption of the contingent interest notes. In addition, the contingent interest notes entitle their holders to receive at maturity, in proportion to the principal amount of the contingent interest notes held by them, an aggregate of from $0 up to $55 million in contingent interest. The amount of contingent interest payable under the contingent interest notes is dependent upon the level of unpaid claims and claims expenses related to business written by Trenwick America's subsidiary, INSCORP, prior to 1996. The contingent interest notes mature on June 30, 2006. Trenwick America's failure to pay principal and interest on the Senior Notes constituted an event of default with respect to the contingent interest notes which would enable the trustee or the required amount of contingent interest noteholders to accelerate the maturity of the contingent interest notes.

During the year ended December 31, 2002 and prior, Trenwick America recorded significant adverse development related to the subject business, and as a result, the carrying value of the contingent interest notes at June 30, 2003 is equal to the minimum principal amount of $1 million plus accrued interest, which is the present value of the amount expected to be paid at maturity. The contingent interest notes will continue to accrue interest at a rate of 8% per year. The contingent interest notes contain covenants which relate to the maintenance of certain records and limitations on certain indebtedness. At June 30, 2003, Trenwick America was in compliance with these covenants.

Trenwick America's ability to refinance its existing debt obligations or raise additional capital is dependent upon several factors, including financial conditions with respect to both the equity and debt markets and the ratings of its securities as established by the rating agencies. As a result of the continued deterioration of Trenwick America's financial condition, its senior debt ratings have been downgraded by Standard & Poor's Corporation to "D" and withdrawn by Moody's Investors Service. Trenwick America's ability to refinance its outstanding debt obligations, as well as the cost of such borrowings, has been materially adversely affected by these ratings downgrades and withdrawals.

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

                           FUTURE BUSINESS OPERATIONS

The future operations of Trenwick America and its financial results are likely to differ materially from those of 2002 and prior years as Trenwick has placed into runoff all its insurance and reinsurance operations. As described above in "Management's Discussion and Analysis of Financial Condition and Results of Operations", Trenwick America, Trenwick and LaSalle Re Holdings on August 20, 2003 filed for protection from their creditors with the United States Bankruptcy Court for the District of Delaware and Trenwick and LaSalle Re Holdings filed proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up." Trenwick America, Trenwick and LaSalle Re Holdings will be operating under the supervision of the Bankruptcy Court (and, in the case of Trenwick and LaSalle Re Holdings, also under the

Supreme Court of Bermuda), and, as a result, certain of their expenditures will be subject to the approval of such court or courts, as the case may be.

The result of the foregoing is that the future operations of Trenwick are likely to consist substantially of the sale, or management in runoff, of some or all of its existing insurance and reinsurance businesses including administration of claims, regulatory reporting, settlement of reinsurance agreements (including commutations thereof where appropriate), cash and investment management and related matters. The costs involved in such operations are likely to differ significantly from those of prior years, where a significant portion of the operating costs related to underwriting, marketing and securing reinsurance for new business. The reimbursement of costs as they relate directly to the insurance entities themselves will be subject to review by regulatory authorities which may challenge these costs, impose other restrictions with respect to the runoff including the provision of an acceptable runoff plan and retention of advisors who specialize in various aspects of runoff operation. Adverse loss developments or weakness in reinsurance recoveries, among other factors, could significantly and negatively impact the success of any runoff. It is unlikely that any amounts will be available to the creditors or equity holders of the direct and indirect parent companies of any regulated insurance subsidiary of Trenwick until such time as the regulator having jurisdiction over such subsidiary has been assured of the solvency of such entity, which may require several years if achievable at all. It is possible that one or more of Trenwick's insurance company subsidiaries may be placed under the control of the regulatory body with jurisdiction over such entity, voluntarily or involuntarily, through rehabilitation, liquidation or other proceedings.

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

We have defaulted on our Senior Notes and have filed for protection under chapter 11 of the United States Bankruptcy Code.

We were unable to make payment of principal and interest due on our Senior Notes on August 1, 2003 and are therefore currently in default under the terms of the Senior Notes. This default constituted an event of default under Trenwick's letter of credit facility and Trenwick is required under that facility to collateralize, with cash or cash equivalents, 60% of the letters of credit. Trenwick is unable to provide such security.

On August 20, 2003, we and our affiliates, Trenwick and LaSalle Re Holdings filed for protection from their creditors under chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. On that same date, Trenwick and LaSalle Re Holdings filed proceedings in the Supreme Court of Bermuda known under Bermudian law as "winding up." Trenwick and LaSalle Re Holdings have petitioned the Supreme Court of

Bermuda to issue an order appointing Joint Provisional Liquidators for Trenwick and LaSalle Re Holdings and have requested that deference be paid in the "winding up" to the jurisdiction of the Bankruptcy Court and our restructuring efforts in accordance with the Bankruptcy Code. It is our intention to implement the restructuring agreed to among us, Trenwick, LaSalle Re Holdings and our and their creditor constituencies, as discussed above, through the bankruptcy process.

Our indirect parent, Trenwick Group Ltd., has issued convertible preferred shares that may result in substantial dilution to existing common shareholders and/or a change in control of Trenwick Group Ltd. Trenwick Group Ltd. does not have the ability to control settlement of these convertible preferred shares.

As a result of the September 11, 2001 terrorist attacks, LaSalle Re incurred large catastrophe losses that enabled Trenwick Group Ltd. to exercise its rights under a catastrophe equity put option with European Reinsurance Company of Zurich, a subsidiary of Swiss Reinsurance Company ("European Re"). In this transaction, Trenwick Group Ltd. issued Series B convertible preferred shares to European Re for a purchase price of $40 million. These Series B shares are convertible into Trenwick Group Ltd. common shares upon the occurrence of certain events, including Trenwick Group Ltd.'s failure to maintain a net worth (as defined) under generally accepted accounting principles of $225 million. Trenwick Group Ltd.'s net worth is below $225 million, and a net worth conversion event has occurred. European Re is able to convert the Series B Shares into common shares upon not less than 60 trading days notice to Trenwick Group Ltd., and in the event of such conversion, substantial dilution to existing common shareholders of Trenwick Group Ltd. will occur. As of December 31, 2002, the Series B Shares would be settled upon conversion with approximately 12.2 million common shares, or 33% of Trenwick's common shares, based on the year end figures for 2002. Trenwick has been notified by European Re that European Re believes Trenwick's calculation of the number of common shares to be received upon conversion of the Series B Preferred Shares is erroneous and that under European Re's interpretation of the documentation the Series B Preferred Shares would have been entitled to convert into approximately
48.1 million shares, or 56.6% of the common shares, based on the year end figures for 2002. Trenwick believes its calculation is correct but intends to discuss this issue with European Re. If European Re converts its Series B Preferred Shares, there would be substantial dilution to the holders of the common shares, and this conversion could result in European Re obtaining control of Trenwick, and therefore Trenwick America, subject to compliance with applicable insurance law and regulation.

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

Our business model relied to a large extent on reinsurance to reduce our underwriting risk. As of June 30, 2003, our reinsurance recoverable balance was approximately $682.6 million. Our subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve the insurers of their liability to the insureds. In addition, reinsurers may be unwilling to pay our insurance company subsidiaries even though they have the financial resources and are contractually obligated to do so. Unfavorable arbitration decisions or the failure of one or more of the reinsurers to honor their obligations or make timely payments would impact our subsidiaries' cash flow and could cause us to incur significant losses. In the event of the rehabilitation, supervision, conservation or liquidation of any of our insurance company subsidiaries, we may not be able to influence the outcome of the collectibility of reinsurance recoverables, in that it will be the responsibility of the regulators supervising such proceedings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information concerning market risk as stated in Trenwick America's 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) The Chief Executive Officer and Chief Financial Officer of Trenwick America have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, such officers have concluded that Trenwick America's disclosure controls and procedures are effective as of the end of such period.

(b) There have been no changes during the period covered by this Quarterly Report in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Trenwick America's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

In addition, from time to time, Trenwick America's insurance and reinsurance company subsidiaries become involved in disputes with ceding companies arising under reinsurance agreements. These disputes are generally required to be finally settled by arbitration. Trenwick America Reinsurance Corporation recently received a demand for arbitration from one of its ceding companies with respect to the appropriate amount of reserves to be established under its reinsurance agreements with such ceding company.

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      Trenwick America did not pay principal and interest on its 6.70% senior notes, due on August 1, 2003, which also created an event of default with respect to Trenwick's letter of credit facility and under certain other indebtedness of Trenwick and Trenwick America.

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and reports on Form 8-K

      (a)   Exhibits

      10.1 Fifth Waiver to the Credit Agreement, dated as of March 21, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.1 to Trenwick America Corporation's Current Report on Form 8-K, filed on April 10, 2003. (File No. 0-31967)

      10.2 Eighth Amendment to the Holdings Guaranty, dated as of March 24, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.2 to Trenwick America Corporation's Current Report on Form 8-K, filed on April 10, 2003. (File No. 0-31967)

      10.3 Eighth Amendment and Waiver to the Credit Agreement, dated as of March 28, 2003, among Trenwick America Corporation, Trenwick Holdings Limited,

            Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.3 to Trenwick America Corporation's Current Report on Form 8-K, filed on April 10, 2003. (File No. 0-31967)

      10.4 Ninth Amendment to the Holdings Guaranty, dated as of March 28, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.4 to Trenwick America Corporation's Current Report on Form 8-K, filed on April 10, 2003. (File No. 0-31967)

      10.5 Ninth Amendment and Waiver to the Credit Agreement, dated as of April 8, 2003, among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, Fleet National Bank and JPMorgan Chase Bank. Incorporated by reference to Exhibit 99.5 to Trenwick America Corporation's Current Report on Form 8-K, filed on April 10, 2003. (File No. 0-31967)

      10.6 Tenth Amendment and Consent to the Holdings Guaranty, dated as of April 8, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 99.6 to Trenwick America Corporation's Current Report on Form 8-K, filed on April 10, 2003. (File No. 0-31967)

      10.7 Eleventh Amendment and Consent to the Holdings Guaranty, dated as of April 16, 2003, among Trenwick Group Ltd. and the lending institutions party to the Credit Agreement. Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on May 14, 2003. (File no. 0-31967)

      10.8 Amendment No. 1 to the Rights Agreement, dated as of April 18, 2003, by and between Trenwick Group Ltd. and EquiServe Trust Company, N.A. (successor to First Chicago Trust Company of New York). Incorporated by Reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on April 22, 2003. (File no. 0-31967)

      10.9 Agreement between the New York Insurance Department and The Insurance Corporation of New York dated May 5, 2003. Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q, filed on May 14, 2003. (File no. 0-31967)

      10.10 Sixth Waiver to the Credit Agreement, dated as of July 16, 2003, by and among Trenwick America Corporation, Trenwick Holdings Limited, Trenwick UK Holdings Limited, the lending institutions from time to time party to the Credit Agreement, Wachovia Bank, National Association, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by Reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on July 18, 2003. (File no. 0-31967)

      10.11 Third Consent to the Holdings Guaranty, dated as of July 16, 2003, by and among Trenwick Group Ltd. and the lending institutions from time to time party to the Credit Agreement. Incorporated by Reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed on July 18, 2003. (File no. 0-31967)

      10.12 Letter of Intent, dated as of August 6, 2003, by and among Trenwick and its subsidiaries, LaSalle Re Limited, Trenwick America and Trenwick Managing Agents Limited, the majority of the beneficial holders of the 6.70% Senior Notes of Trenwick America, the steering committee of the lending institutions that have issued letters of credit under a senior secured credit facility on behalf of certain subsidiaries of Trenwick in support of Trenwick's Lloyd's operations and a group composed of current members of management of Trenwicks Lloyd's operations. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed on August 18, 2003, 2003. (File no. 0-31967)

      31.1 Certification of Acting CEO Per Section 302 of the Sarbanes - Oxley Act.

      31.2  Certification of CFO Per Section 302 of the Sarbanes- Oxley Act.

      32.1  Certification of Acting CEO Per Section 906 of the Sarbanes- Oxley
            Act.

            (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.)

      32.2  Certification of Acting CFO Per Section 906 of the Sarbanes-Oxley
            Act.

            (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.)

      (b)   Reports on Form 8-K

      Trenwick America filed Current Reports on Form 8-K on the following dates during the second quarter of 2003:

      April 10, 2003, reporting (a) certain amendments to Trenwick's credit agreement and related guaranty, and a waiver agreement under Trenwick's credit agreement to provide for, among other things, waivers of potential covenant defaults and extension of a number of deadlines imposed under the credit agreement and related guaranty. (b) Trenwick's delivery of notice to the holder of Trenwick's Series B Cumulative Perpetual Preferred Shares that Trenwick's GAAP net worth had fallen below $225 million and that a Net Worth Conversion Event would occur on April 21, 2003 if Trenwick's GAAP net worth did not equal or exceed $225 million on or before such date, (c) certain risk-based capital (RBC) and statutory capital impairment issues relating to Trenwick's subsidiaries Trenwick America Reinsurance Corporation and The Insurance Corporation of New York, and discussions with the insurance departments of Connecticut and New York relating thereto, (d) the receipt by Trenwick of notice from the New York Stock

      Exchange of the potential suspension from trading and delisting of Trenwick's common shares and the Series A Preferred Shares of LaSalle Re Holdings Limited and (e) the contribution of the Oak Entities to LaSalle Re Limited.

      July 18, 2003, reporting a Sixth Waiver and Third Consent to the credit agreement.

      August 18, 2003, reporting that Trenwick, Trenwick America, LaSalle Re Holdings Limited and Trenwick Managing Agents Limited had entered into a letter of intent, dated August 6, 2003, with respect to an agreement in principle on a long-term restructuring of Trenwick's debt obligations.

                          Trenwick America Corporation
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 22, 2003               By: /s/  W. Marston Becker
                                    ------------------------------------------
                                    Name:W. Marston Becker
                                    Title: Acting Chairman and
                                           Acting Chief Executive Officer


Date: August 22, 2003               By: /s/ Alan L. Hunte
                                    ------------------------------------------
                                    Name: Alan L. Hunte
                                    Title: President